Form 10-Q
period 2012-01-31
Inka Productions Corp.
filed 2012-04-17
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-171064

INKA PRODUCTIONS CORP.
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	99-0362471
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

IV Etapa Pachacamac MZ H2 Lot 31 Barrio 2 Sector 1 Villa el Salvador, Lima, Peru	42
(Address of principal executive offices)	(Zip Code)

+886 963 080 887
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2012, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011 (audited). Unaudited Statements of Operations for the three months ended January 31, 2012 and 2011, and from inception (March 15, 2010) to January 31, 2012. Unaudited Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and from inception (March 15, 2010) to January 31, 2012. Unaudited Statements of Stockholders' Equity (Deficit) from inception (March 15, 2010) to January 31, 2012. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4T.	Controls And Procedures	7

PART II – OTHER INFORMATION		8
Item 1.	Legal Proceedings:	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 4.	Submission Of Matters To A Vote Security Holders:	8
Item 5.	Other Information:	8
Item 6.	Exhibits	8
Item 7.	Signature	9

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement for S-1/A6, filed on February 2, 2012 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

3

INKA PRODUCTIONS CORP.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2012 Unaudited	October 31, 2011 Audited

ASSETS

CURRENT ASSETS
Cash	$ 8,055	$ 7,903
TOTAL CURRENT ASSETS	$ 8,055	$ 7,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 25,398	$ 16,126
Due to related party (Note 5)	16,593	11,593
TOTAL CURRENT LIABILITIES	$ 41,991	$ 27,719

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock	8,000	8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(36,936)	(22,816)
Total Stockholders’ Equity (Deficit)	(33,936)	(19,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 8,055	$ 7,903

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	3 months to January 31, 2012	3 months to January 31, 2011	March 15, 2010 (date of Inception) to January 31, 2012

EXPENSES

Office and general	$ (12,394)	$ -	$ (13,830)
Professional fees	(1,726)	(4,931)	(23,106)

NET LOSS	$ (14,120)	$ (4,931)	$ (36,936)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (March 15, 2010) TO JANUARY 31, 2012

Unaudited

	Common Stock			Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount	Additional Paid-in Capital
Founder’s shares	5,000,000	$ 5,000	$ (5,000)	$ -	$ -
Common stock issued for cash at $0.001 per share
- March 2010	3,000,000	3,000	-	-	3,000

Net Loss for the period ended October 31, 2010	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	8,000,000	$ 8,000	$ (5,000)	$ (13,189)	$ (10,189)

Net Loss for the period ended October 31, 2011	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	8,000,000	$ 8,000	$ (5,000)	$ (22,816)	$ (19,816)

Net Loss for the period ended January 31, 2012	-	-	-	(14,120)	(14,120)
Balance, January 31, 2012	8,000,000	$ 8,000	$ (5,000)	$ (36,936)	$ (33,936)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	3 months to January 31, 2012	3 months to January 31, 2011	March 15, 2010 (date of Inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,120)	$ (4,931)	$ (36,936)
Adjustment to reconcile net loss to net cash provided by(used in) operating activities
Increase in Accounts Payables	9,272	2,631	25,398

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,848)	(2,300)	(11,538)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in shareholder loan	5,000	1,100	16,593

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	1,100	19,593

NET INCREASE IN CASH	152	(1,200)	8,055

CASH, BEGINNING OF PERIOD	7,903	1,312	-

CASH, END OF PERIOD	$ 8,055	$ 112	$ 8,055

Supplemental cash flow information and noncash financing activities: Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Activity

Issuance of Founder’s shares	$ -	$ 5,000	$ 5,000

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $36,936.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through January 31, 2012, of $36,936.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of January 31, 2012, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value

In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of January 31, 2012 the Company had net operating loss carry forwards of approximately $36,936 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 and 505 “Share Based Payment.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC 718 and 505 upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Effective October 31, 2011, the Company adopted the FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

INKA PRODUCTIONS CORP.

(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
January 31, 2012

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of January 31, 2012 and the year then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 8,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of January 31, 2012 the Company has not granted any stock options and has not recorded any stock-based compensation.

On March 15, 2010, a director of the Company was issued 5,000,000 Founder’s shares of the common stock in the Company at $0.001 per share in exchange for services rendered.  No cash was paid for the founders shares.

Between March 24 and March 30, 2010 the company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2012 the balance of the Company received advances from a Director in the amount of $16,593. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Inka Productions Corp. (“Inka”, “we”, “us”) is a new company that produces and performs traditional Peruvian dances both in Peru and the United States.  Peruvian music consists of sounds from Andean panpipes and colorful Inca dancers.  This unique musical tradition blends Spanish, indigenous, and especially African influences into a dynamic, percussive dance style with amazing character and energy.

There are several types of Peruvian dances.  The primary focus of our shows will be to incorporate the following dances into our performances:

•

Festejo – a dance of celebration, which includes a competition between men;

•

Lando – slower tempo dance, derived from matrimonial dance with Angloan roots;

•

Zamacueca – heavily Spanish influenced version of the Lando; and

•

Alcatraz – tells a humorous story with two dancers trying to light a piece of cloth on their back ends, or avoid being lit.

We intend to generate revenue mainly through ticket sales from our performances as well as from fees obtained by private individuals or entities who wish to book our performers for either a private show or to resell tickets themselves (event promoters).  We will determine ticket prices prior to booking our first performance.  There will be numerous factors that will be considered when determining ticket prices, including: costs, salaries, equipment, personnel, advertising, competition and profitability.  We will offer reasonable prices to our future customers with the hopes of maintaining those customers and receiving referrals through customers’ own networks.

We are in a highly competitive industry, thus we will need to find the right balance of earning a profit and providing our customers with reasonable and affordable pricing to attract as many customers as possible.  We will have other sources of revenue as well.  However, there is no guarantee that we will ever be successful at generating revenues.  We will be seeking sponsors to help us promote and advertise our shows in the various communities we travel to.  If the opportunity presents itself, there may be a possibility of doing our show in conjunction with another company that is very well known in the local community of where our show is being held, who may be able to do an opening segment to our show.  This is a great promotional tool which will bring our company publicity, while capitalizing on the local popularity that is already established by the other company.  We will intend on seeking this type of partnership once the site of our shows are determined, at a future date.

We were incorporated in the State of Nevada on March 15, 2010.  On March 1, 2012, our common stock became eligible for quotation on the Over the Counter Bulletin under the symbol “INKA.OB”.  We do not have any subsidiaries.  Our principal office is located at IV Etapa Pachacamac, MZ H2 Lot 31 Barrio 2 Sector 1, Villa el Salvador, Lima, Peru 42.  Our telephone number is +886 963 080 887.  Our fiscal year end is October 31st.

We have incurred losses since our inception.  We rely upon the sale of our securities or loans from our President to fund our operations.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $8,055 and a working capital deficit of $33,936.  Our accumulated deficit from inception (March 15, 2010) to January 31, 2012 was $36,936.  Our net loss of $14,120 for the three months ended January 31, 2012 was mostly funded by funds raised from equity financing since inception.  During the three months ended January 31, 2012, we raised $5,000 through loans from our director.  During the three months ended January 31, 2012 our cash position increased by $152.

We used net cash of $4,848 in operating activities for the three months ended January 31, 2012 compared to net cash of $2,631 used in operating activities for the three months ended January 31, 2011.  We have used a total of $11,538 in operating activities from our inception (March 15, 2010) to January 31, 2012.

During the three months ended January 31, 2012 our monthly cash requirement was approximately $1,616 compared to approximately $766 for the three months ended January 31, 2011.  At January 31, 2012, we had cash of $8,055, which will cover our costs for approximately 5 months according to our current monthly burn rate.

We expect to require approximately $80,000 to fund our training program which we will be the first step of our business plan.  We are initially looking to hire 8 dancers that fit the requirements we are looking for.  This will allow us to be able to perform the various types of dances we want and provide great entertainment for our customers.  In our estimate, the training program will take 6 months to complete.  While we are engaged in training our dancers, we will begin to actively market and advertise our services both throughout the US and in Peru.  The training program will be held in Chicago, Illinois, the same location as our first performance, to allow us to gain some familiarity with the location and the local population, as well as have our accommodations and transport arrangements already settled well in advance.

We are estimating a cost of approximately $2,500 a month for leasing space for our training program.

After our training program is complete, we will begin our performances, both public dances where we sell tickets and collect the gate revenue, as well as private shows where we are paid a flat fee and the person who hires us then collects the receipts from ticket sales.  There is no guarantee that will be able to successfully implement our business plan, begin our operations or obtain profitability.

We estimate the total cost of the 6 month training program to be $80,000, which is broken down as follows:

Cost	Amount
Monthly Rent ($2,500 x 6 months)	$15,000
Dancer Salary ($5,000 x 8 dancers)	$40,000
Trainer Salary ($30,000 year x 0.5 years)	$15,000
Legal, Accounting & Miscellaneous	$10,000
Total	$80,000

Currently, we have no funds with which to initiate the training process and there is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise at least $80,000 we will not be able carry out our planned business operations.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.  We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations for the Three months Ended January 31, 2012 compared to the Three months ended January 31, 2011 and From Inception (March 15, 2010) to January 31, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $14,120 for the three months ended January 31, 2012, compared to a net loss of $4,931 for the three months ended January 31, 2011.  Since March 15, 2010 (date of inception) to January 31, 2012, we have incurred a net loss of $36,936.

Expenses

Our total expenses for the three months ended January 31, 2012 were $14,120, which consisted of office and general expenses of $12,394 and professional fees of $1,726.  Our total expenses for the three months ended January 31, 2011 were $4,931, which consisted of professional fees of $4,931.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to January 31, 2012, we have incurred total expenses of $36,936, including office and general expenses of $13,830 and professional fees of $23,106.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

ITEM 4T.  CONTROLS AND PROCEDURES (continued)

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

INKAPRODUCTIONS CORP.
Date: April 17, 2012	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

