Form 10-Q
period 2012-04-30
Inka Productions Corp.
filed 2012-06-19
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of June 19, 2012, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011 (audited).
	Unaudited Statements of Operations for the six months ended April 30, 2012 and 2011, and from inception (March 15, 2010) to April 30, 2012.
	Unaudited Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and from inception (March 15, 2010) to April 30, 2012.
	Unaudited Statements of Stockholders’ Equity (Deficit) for the six months ended April 30, 2012 and 2011, and from inception (March 15, 2010) to April 30, 2012.
	Notes to Financial Statements

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

3

INKA PRODUCTIONS CORP.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2012 Unaudited	October 31, 2011 Audited

ASSETS

CURRENT ASSETS
Cash	$ 2,485	$ 7,903
TOTAL CURRENT ASSETS	$ 2,485	$ 7,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,960	$ 16,126
Due to related party (Note 5)	26,373	11,593
TOTAL CURRENT LIABILITIES	$ 48,333	$ 27,719

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock	8,000	8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(48,848)	(22,816)
Total Stockholders’ Equity (Deficit)	(45,848)	(19,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,485	$ 7,903

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	3 months to April 30, 2012	3 months to April 30, 2011	6 months to April 30, 2012	6 months to April 30, 2011	March 15, 2010 (date of Inception) to April 30, 2012

EXPENSES

Office and general	$ (8,212)	$ (996)	$ (20,606)	$ (996)	$ (22,042)
Professional fees	(3,700)	(150)	(5,426)	(5,081)	(26,806)
NET LOSS	$ (11,912)	$ (1,146)	$ (26,032)	$ (6,077)	$ (48,848)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (March 15, 2010) TO APRIL 30, 2012

Unaudited

	Common Stock			Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount	Additional Paid-in Capital

Founder’s shares	5,000,000	$ 5,000	$ (5,000)	$ -	$ -
Common stock issued for cash at $0.001 per share
- March 2010	3,000,000	3,000	-	-	3,000

Net Loss for the year ended October 31, 2010	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	8,000,000	$ 8,000	$ (5,000)	$ (13,189)	$ (10,189)

Net Loss for the year ended October 31, 2011	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	8,000,000	$ 8,000	$ (5,000)	$ (22,816)	$ (19,816)

Net Loss for the year period April 30, 2011	-	-	-	(26,032)	(26,032)
Balance, January 31, 20121	8,000,000	$ 8,000	$ (5,000)	$ (48,848)	$ (45,848)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	6 months to April 30, 2012	6 months to April 30, 2011	March 15, 2010 (date of Inception) to April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,032)	$ (6,077)	$ (48,848)
Adjustment to reconcile net loss to net cash provided by(used in) operating activities
Increase in Accounts Payables	5,834	3,777	21,960

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,198)	(2,300)	(26,888)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in shareholder loan	14,780	1,100	26,373

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,780	1,100	29,373

NET INCREASE IN CASH	(5,418)	(1,200)	2,485

CASH, BEGINNING OF PERIOD	7,903	1,312	-

CASH, END OF PERIOD	$ 2,485	$ 112	$ 2,485

Supplemental cash flow information and noncash financing activities: Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash Activity:
Issuance of Founder’s shares	$ -	$ 5,000	$ 5,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.(A Development Stage Company)
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS
April 30, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $48,848.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through April 30, 2012, of $48,848.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of April 30, 2012, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

April 30, 2012

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of April 30, 2012 the Company had net operating loss carry forwards of approximately $48,848 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

April 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents assets that were measured and recognized at fair value as of April 30, 2012 and the year then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2012

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 8,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of April 30, 2012 the Company has not granted any stock options and has not recorded any stock-based compensation.

On March 15, 2010, a director of the Company was issued 5,000,000 Founder’s shares of the common stock in the Company at $0.001 per share in exchange for services rendered.  No cash was paid for the founders shares.

Between March 24 and March 30, 2010 the company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2012 the balance of the Company received advances from a Director in the amount of $16,593. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Liquidity and Capital Resources

As of April 30, 2012, we had cash of $2,485 and a working capital deficit of $45,848.  Our accumulated deficit from inception (March 15, 2010) to April 30, 2012 was $48,848.  Our net loss of $11,912 for the six months ended April 30, 2012 was mostly funded by funds raised from equity financing since inception.  During the six months ended April 30, 2012, we raised $14,780 through loans from our director.  During the six months ended April 30, 2012 our cash position decreased by $5,418.

We used net cash of $20,198 in operating activities for the six months ended April 30, 2012 compared to net cash of $2,300 used in operating activities for the six months ended April 30, 2011.  We have used a total of $26,888 in operating activities from our inception (March 15, 2010) to April 30, 2012.

During the six months ended April 30, 2012 our monthly cash requirement was approximately $3,366 compared to approximately $383 for the six months ended April 30, 2011.  At April 30, 2012, we had cash of $2,485, which will cover our costs for approximately less than 1 month according to our current monthly burn rate.

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

Results of Operations for the Three months Ended April 30, 2012 compared to the Three months ended April 30, 2011 and From Inception (March 15, 2010) to April 30, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $11,912 for the three months ended April 30, 2012, compared to a net loss of $1,146 for the three months ended April 30, 2011.  Since March 15, 2010 (date of inception) to April 30, 2012, we have incurred a net loss of $48,848.

Expenses

Our total expenses for the three months ended April 30, 2012 were $11,912, which consisted of office and general expenses of $8,212 and professional fees of $3,700.  Our total expenses for the three months ended April 30, 2011 were $1,146, which consisted of office and general expenses of $996 and professional fees of $150.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to April 30, 2012, we have incurred total expenses of $48,848, including office and general expenses of $22,042 and professional fees of $26,806.

Results of Operations for the Six months Ended April 30, 2012 compared to the Six months ended April 30, 2011

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $26,032 for the six months ended April 30, 2012, compared to a net loss of $6,077 for the six months ended April 30, 2011.

Expenses

Our total expenses for the six months ended April 30, 2012 were $26,032, which consisted of office and general expenses of $20,606 and professional fees of $5,426.  Our total expenses for the six months ended April 30, 2011 were $6,077, which consisted of office and general expenses of $996 and professional fees of $5,081.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inka Poductions Corp.

Date: June 19, 2012	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
	Title:	President and Chief Executive Officer

