Form 10-Q
period 2012-07-31
Inka Productions Corp.
filed 2012-09-18
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 17, 2012, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011 (audited). Unaudited Statements of Operations for the three and nine months ended July 31, 2012 and 2011, and from inception (March 15, 2010) to July 31, 2012. Unaudited Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and from inception (March 15, 2010) to July 31, 2012. Unaudited Statements of Stockholders’ Equity (Deficit) from inception (March 15, 2010) to July 31, 2012. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	5
Item 4T.	Controls And Procedures	8

PART II – OTHER INFORMATION		9
Item 1.	Legal Proceedings:	9
Item 2.	Unregistered Sales Of Equity Securities	9
Item 4.	Submission Of Matters To A Vote Security Holders:	9
Item 5.	Other Information:	9
Item 6.	Exhibits	9
Item 7.	Signature	9

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

3

INKA PRODUCTIONS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2012

UNAUDITED BALANCE SHEETS

UNAUDITED STATEMENTS OF OPERATIONS

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

4

INKA PRODUCTIONS CORP.

(A Development Stage Company)

BALANCE SHEETS

Unaudited

	July 31, 2012 Unaudited	October 31, 2011 Audited

ASSETS

CURRENT ASSETS
Cash	$ 540	$ 7,903
TOTAL CURRENT ASSETS	$ 540	$ 7,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 23,090	$ 16,126
Due to related party (Note 5)	26,373	11,593
TOTAL CURRENT LIABILITIES	$ 49,463	$ 27,719

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued andoutstanding
8,000,000 shares of common stock	8,000	8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(51,923)	(22,816)
Total Stockholders’ Equity (Deficit)	(48,923)	(19,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 540	$ 7,903

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	3 months to July 31, 2012	3 months to July 31, 2011	9 months to July 31, 2012	9 months to July 31, 2011	March 15, 2010 (date of Inception) to July 31, 2012

EXPENSES

Office and general	$ (1,325)	$ -	$ (21,931)	$ (996)	$ (23,367)
Professional fees	(1,750)	(1,350)	(7,176)	(6,431)	(28,556)

NET LOSS	$ (3,075)	$ (1,350)	$ (29,107)	$ (7,427)	$ (51,923)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (March 15, 2010) TO JULY 31, 2012

Unaudited
	Common Stock			Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount	Additional Paid-in Capital
Founder’s shares	5,000,000	$ 5,000	$ (5,000)	$ -	$ -
Common stock issued for cash at $0.001 per share
- March 2010	3,000,000	3,000	-	-	3,000

Net Loss for the year ended October 31, 2010	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	8,000,000	$ 8,000	$ (5,000)	$ (13,189)	$ (10,189)

Net Loss for the year ended October 31, 2011	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	8,000,000	$ 8,000	$ (5,000)	$ (22,816)	$ (19,816)
Net Loss for the period ended July 31, 2012	-	-	-	(29,107)	(29,107)
Balance, July 31, 2012	8,000,000	$ 8,000	$ (5,000)	$ (51,923)	$ (48,923)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	9 months to July 31, 2012	9 months to July 31, 2011	March 15, 2010 (date of Inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,107)	$ (7,427)	$ (51,923)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Increase in Accounts Payables and accrued liabilities	6,964	5,127	23,090

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,143)	(2,300)	(28,833)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase due to related party	14,780	11,341	26,373

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,780	11,341	29,373

NET INCREASE (DECREASE) IN CASH	(7,363)	9,041	540

CASH, BEGINNING OF PERIOD	7,903	1,312	-

CASH, END OF PERIOD	$ 540	$ 10,353	$ 540

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Activity:

Issuance of Founder’s shares	$ -	$ 5,000	$ 5,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $51,923.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through July 31, 2012, of $51,923.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of July 31, 2012, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

July 31, 2012

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of July 31, 2012 the Company had net operating loss carry forwards of approximately $51,923 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards

Net Loss per Share

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

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

July 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

July 31, 2012

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of July 31, 2012 and the year then ended on a recurring basis:

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

As of July 31, 2012 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2012 the balance of the Company received advances from a Director in the amount of $26,373 ($11,593 at October 31, 2011). The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Liquidity and Capital Resources

As of July 31, 2012, we had cash of $540 and a working capital deficit of $48,923.  Our accumulated deficit from inception (March 15, 2010) to July 31, 2012 was $51,923.  Our net loss of $29,107 for the nine months ended July 31, 2012 was mostly funded by funds raised from equity financing since inception.  During the nine months ended July 31, 2012, we raised $14,780 through loans from our director.  During the nine months ended July 31, 2012 our cash position decreased by $7,363.

We used net cash of $22,143 in operating activities for the nine months ended July 31, 2012 compared to net cash of $2,300 used in operating activities for the nine months ended July 31, 2011.  We have used a total of $28,833 in operating activities from our inception (March 15, 2010) to July 31, 2012.

During the nine months ended July 31, 2012 our monthly cash requirement was approximately $2,460 compared to approximately $256 for the nine months ended July 31, 2011.  At July 31, 2012, we had cash of $540, which will cover our costs for approximately less than 1 month according to our current monthly burn rate.

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

Results of Operations for the Three months Ended July 31, 2012 compared to the Three months ended July 31, 2011 and From Inception (March 15, 2010) to July 31, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $3,075 for the three months ended July 31, 2012, compared to a net loss of $1,350 for the three months ended July 31, 2011.  Since March 15, 2010 (date of inception) to July 31, 2012, we have incurred a net loss of $51,923.

Expenses

Our total expenses for the three months ended July 31, 2012 were $3,075, which consisted of office and general expenses of $1,325 and professional fees of $1,750.  Our total expenses for the three months ended July 31, 2011 were $1,350, which consisted of professional fees of $1,350.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to July 31, 2012, we have incurred total expenses of $51,923, including office and general expenses of $23,367 and professional fees of $28,556.

Results of Operations for the Nine months Ended July 31, 2012 compared to the Nine months ended July 31, 2011

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $29,107 for the nine months ended July 31, 2012, compared to a net loss of $7,427 for the nine months ended July 31, 2011.

Expenses

Our total expenses for the nine months ended July 31, 2012 were $29,107, which consisted of office and general expenses of $21,931 and professional fees of $7,176.  Our total expenses for the nine months ended July 31, 2011 were $7,427, which consisted of office and general expenses of $996 and professional fees of $6,431.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INKA PRODUCTIONS CORP.
Date: September 18, 2012	By: /s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

