Form 10-K
period 2012-10-31
Inka Productions Corp.
filed 2013-02-12
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-171064

INKA PRODUCTIONS CORP.

(Exact name of registrant as specified in its charter)

NEVADA	99-0362471
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

IV Etapa Pachacamac
MZ H2 Lot 31 Barrio 2 Sector 1
Villa el Salvador, Lima, Peru 42

 (Address of principal executive offices)

+886 963-080-887

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No  ☐

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of April 30, 2012 (based on our last sale to investors of $0.001): $3,000.00

As of February 11, 2013 the registrant’s outstanding stock consisted of 8,000,000 common shares.

Inka Productions Corp.

TABLE OF CONTENTS

PART I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7

Financial Statements and Supplementary Data

Item 8

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A

Controls and Procedures

Item 8B

Other Information

PART III

Item 9

            Directors, Executive Officers and Corporate Governance

Item 10

Executive Compensation

Item 11

            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12

Certain Relationships and Related Transactions and Director Independence

Item 13

            Principal Accountant Fees and Services

PART IV

Item 14

Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Inka" mean Inka Productions Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  We are a development stage company that has limited operating history and has earned no revenues.  We have never declared bankruptcy, receivership, or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Currently, we have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.  Since our inception, we have devoted our activities to the following:  developing our business plan, determining the market for our services, developing a business marketing plan and capital formation.  Currently we have one full-time employee, our sole officer and director.

We have generated no revenues since inception.  There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.  We intend to generate revenue mainly through ticket sales from our performances as well as from fees obtained by private individuals or entities who wish to book our performers for either a private show or to resell tickets themselves (event promoters).  We will determine ticket prices prior to booking our first performance.  There will be numerous factors that will be considered when determining ticket prices, including: costs, salaries, equipment, personnel, advertising, competition and profitability.  We will offer reasonable prices to our future customers with the hopes of maintaining those customers and receiving referrals through customers’ own networks.  We are in a highly competitive industry, thus we will need to find the right balance of earning a profit and providing our customers with reasonable and affordable pricing to attract as many customers as possible.

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

Our plan is to perform our shows in various major cities across the United States and throughout Peru, although we have not yet taken any steps to put on dance performances in any major city, including Chicago, Las Vegas and Huancayo and we currently have insufficient funds to implement these plans.  We intend to conduct our very first show in Chicago, Illinois.  Chicago makes more financial sense, although Las Vegas, Nevada was our first preference.  The costs associated with our performances will be too high if conducted initially in Las Vegas, so we have decided to perform in other markets, earn some revenues, and ultimately put on our biggest and most extravagant performance, in terms of the United States, in Las Vegas.  There is no guarantee that we will be successful in putting on a performance, or earning any revenues.  When we move over to Peru for our performances, we will initially start in Huancayo, which is located in the Junin region.  The population of over 400,000 people in Huancayo gives a large potential client base to work with, yet not having the same types of costs as our ultimate destination of Lima.

Since we are in the entertainment industry, we have numerous competitors that we are competing with for the general population’s support.  For example, we would also be dealing with local arts centers and the performances they put on, including some of the following: ballets, operas, concerts, and comedy shows.  We will need to find a date where we would not be conflicting with any of the local popular events.  Preference will be given to a date or dates that do not have many or any competing events on them.

For our business to be successful, we will be dependent on people purchasing tickets to our shows.  However, due to the current economic conditions, disposable income for the general population is not very high, thus, money spent on entertainment purposes is decreasing significantly.  We need to provide a very affordable and enjoyable form of entertainment to be able to attract customer in our industry.  There is no guarantee that we will be successful with our planned business endeavors.

We intend to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  We need to hire and train the right personnel to be able to perform these dances at the highest level.  We are developing a recruitment strategy to attract the highest skilled performers available in this industry.  We are also devising a very intense training program which will teach all of our performers the necessary skills and give them the confidence to perform at the level we want to attract and retain customers in both Peru and across the United States.  The profitability of our company depends greatly on our ability to attract customers at the numerous performances we will put on.  Effective marketing and competitive pricing are two major components that will determine our profitability.

Peruvian Dance Overview

Afro-Peruvian dance has its roots in the communities of black slaves, who were brought to work in the mines along the Peruvian coast.  However, as it developed, particularly in the 20th century, it drew on Andean and Spanish, as well as African traditions, while its modern exponents also have affinities with Andean nueva cancion.  This unique musical tradition has amazing character and energy.

There are several types of Peruvian dances.  The primary focus of our shows will be to incorporate the following dances into our performances:

•

Festejo;

•

Lando;

•

Zamacueca; and

•

Alcatraz.

Festejo Dance:

The Festejo, as its name suggests, derives from festive music (from "fiesta," Spanish for party.)  The festejo is the most joyous of Afro-Peruvian music styles.  The festejo originates back to the era of slavery in Peru.  The festejo is a competition of men, a male circular confrontation, a series of fighting rhythms.  The men carried the cajones in this musical competition reminiscent of Brazilian capoiera.  Today, the festejo dances closely reflect their festive name.  The movements are extremely sensual and undulating, as the body talks, dancing exactly with the rhythm.  Every sound triggers a movement by the body.  The dancers follow each strike of the instruments in this sensual communication.  Backing instruments include a guitar, cajón and the quijada, plus a lead vocalist and backing singers.

Lando Dance:

The Lando originates from a dance in Angola called "londu" that came with the slaves when they arrived in Brazil from Angola.  Even today, the "londo" exists in Brazil.  The Peruvian lando has become so closely associated with Black Peruvian music (such as the "son" to Cuba and the "samba" to Brazil) that it has almost become "the" sound of Black Peru.  The lando is a mix of both Spanish and African rhythms.  Many of these slower and mid-tempo ballads have become Peruvian anthems.

Zamacueca Dance:

The Zamacueca is a dance whose history over time has been debated.  Some say it originated in Chile as the Cueca and traveled to Peru.  Others argue that the Zamacueca came from the African slaves in Peru who laughed at the stiff colonial dances of the Spanish and invented their own dance known as Samba (for an African woman) and Chueca (meaning crooked dancer) resulting in this festive dance known as the Zamacueca.  The Zamacueca is performed with the flirtatiousness and playfulness of the Afro-Peruvian tradition.

Alcatraz Dance:

The Alcatraz is one of the most flirtatious and erotic dances in the world.  It is also a dance with a remarkable sense of humor.  This is a couple's dance.  Traditionally, the woman has a piece of tissue on her behind while the man dances with a lit candle.  If the man can light the woman's fire, she is his.  It is one of the most spectacular parts of Peruvian music live shows.  The dancers are dressed in white, the women in short white skirts.  They proceed to gyrate wildly swinging and swaying their hips to avoid being lit.  Eventually, one of the dancers succeeds and the "burning dancer" gyrates uncontrollably until finally collapsing and grinding against the floor to put out the flames.  Needless to say, the Alcatraz was forbidden by the colonial authorities during the slavery period for being "immoral."  But in fact, this dance, which is full of energy, excitement and a sense of danger, captures the true Peruvian experience.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulations

We currently do not have substantial operations.  However, once we do have substantial operations, our business will be affected by numerous laws and regulations.  To ensure that our operations are conducted in full and substantial regulatory compliance, as part of our current internal procedures and policies, we will verify and ensure that all of our workers meet the regulatory requirements to be able to work in both Peru and the United States.  As our performers will be travelling throughout and to and from these countries, they will be required to have all the appropriate regulatory paper work and work permits.  This is a critical aspect for us in the hiring process.  We will educate and assist each potential performer on the procedures to obtain the proper clearance, as English may not be the primary language spoken or written.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

Currently we have one full-time employee, Roxana Gloria Candela Calixto, who is involved in management.  There are no part-time employees.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at IV Etapa Pachacamac, MZ H2 Lot 31 Barrio 2, Sector 1, Villa el Salvador, Lima, Peru.  Our telephone number is 886 963 080 887.  We do not pay any rent for our office.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “INKA.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on March 1, 2012.  As of February 1, 2013, no shares have traded on the OTCBB and therefore there is currently no market price for our common shares.

Holders

As of February 1, 2013, there were approximately 31 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended October 31, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended October 31, 2012.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We are a development stage company.  We do not have revenues.  We have minimal assets, and have incurred losses since inception.  We intend to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  Peruvian music consists of sounds from Andean panpipes and colorful Inca dancers.  This unique musical tradition blends Spanish, indigenous, and especially African influences into a dynamic, percussive dance style with amazing character and energy.

RESULTS OF OPERATIONS

Working Capital

	October 31,	October 31,
	2012 $	2011 $
Current Assets	540	7,903
Current Liabilities	53,435	27,719
Working Capital Deficit	52,895	19,816

Cash Flows

	Year ended October 31, 2012 $	Year ended October 31, 2011 $

Cash Flows from (used in) Operating Activities	(27,724)	(4,750)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,361	11,341
Net Increase (decrease) in Cash During Period	(7,363)	6,591

No Revenues

We did not earn any revenues during the year ended October 31, 2012, nor did we earn any revenues for the year ended October 31, 2011, or from inception to October 31, 2012.

Operating Expenses and Net Loss

During the year ended October 31, 2012, we incurred operating total expenses of $33,079 compared with total operating expenses of $9,627 during the year ended October 31, 2011.  From inception to October 31, 2012 we have incurred total operating expenses of $52,895.

For the year ended October 31, 2012, we incurred a net loss of $33,079 compared with a net loss of $9,627 for the year ended October 31, 2011.  From inception to October 31, 2012, we incurred a net loss of $52,895.

Liquidity and Capital Resources

As at October 31, 2012, we had a cash balance of $540 and total assets of $540 compared with $7,903 of cash and total assets of $7,903 as at October 31, 2011.  The decrease in cash was due to using cash to fund our operations.

As at October 31, 2012, we had total liabilities of $53,435 compared with total liabilities of $27,719 at October 31, 2011.  The increase in total liabilities was attributed to increased accounts payable and due to a related party.

As at October 31, 2012 we had a working capital deficit of $52,895 compared to working capital deficit of $22,816 at October 31, 2011.

Cash flow from Operating Activities

During the year ended October 31, 2012, we used cash of $27,724 for operating activities as compared to cash of $4,750 used during the year ended October 31, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cash flow from Investing Activities

During the year ended October 31, 2012 and the year ended October 31, 2011 we used no cash in investing activities.

Cash flow from Financing Activities

During the year ended October 31, 2012, we received proceeds of $20,361 from financing activities compared with $11,341 during the year ended October 31, 2011.  The increase is attributed to loans from related party.

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.  Financial Statements and Supplementary Data

INKA PRODUCTIONS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING   FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Inka Productions Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Inka Productions Corp. (a development stage company) as of October 31, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended October 31, 2012 and 2011 and for the period from March 15, 2010 (inception) through October 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.

Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inka Productions Corp. as of October 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 12, 2013

INKA PRODUCTIONS CORP.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2012	October 31, 2011

ASSETS

CURRENT ASSETS
Cash	$ 540	$ 7,903
TOTAL CURRENT ASSETS	$ 540	$ 7,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,481	$ 16,126
Due to related party (Note 5)	31,954	11,593
TOTAL CURRENT LIABILITIES	$ 53,435	$ 27,719

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock	8,000	8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(55,895)	(22,816)
Total Stockholders’ Equity (Deficit)	(52,895)	(19,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 540	$ 7,903

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	12 months to October 31, 2012	12 months to October 31, 2011	March 15, 2010 (date of Inception) to October 31, 2012

EXPENSES

Office and general	$ (23,656)	$ (996)	$ (25,092)
Professional fees	(9,423)	(8,631)	(30,803)

NET LOSS	$ (33,079)	$ (9,627)	$ (55,895)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)
	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (March 15, 2010) TO OCTOBER 31, 2012

	Common Stock			Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount	Additional Paid-in Capital
Founder’s shares	5,000,000	$ 5,000	$ (5,000)	$ -	$ -
Common stock issued for cash at $0.001 per share
- March 2010	3,000,000	3,000	-	-	3,000

Net Loss for the year ended October 31, 2010	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	8,000,000	$ 8,000	$ (5,000)	$ (13,189)	$ (10,189)

Net Loss for the year ended October 31, 2011	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	8,000,000	$ 8,000	$ (5,000)	$ (22,816)	$ (19,816)

Net Loss for the year ended October 31, 2012	-	-	-	(33,079)	(33,079

Balance, October 31, 2012	8,000,000	$ 8,000	$ (5,000)	$ (55,895)	$ (52,895)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	12 months to October 31, 2012	12 months to October 31, 2011	March 15, 2010 (date of Inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,079)	$ (9,627)	$ (55,895)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Increase in Accounts Payables and accrued liabilities	5,355	4,877	21,481

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(27,274)	(4,750)	(34,414)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in due to related party	20,361	11,341	31,954

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,361	11,341	34,954

NET INCREASE (DECREASE) IN CASH	(7,363)	6,591	540

CASH, BEGINNING OF PERIOD	7,903	1,312	-

CASH, END OF PERIOD	$ 540	$ 7,903	$ 540

Supplemental cash flow information and noncash financing activities: Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Activity:
Issuance of Founder’s shares	$ -	$ 5,000	$ 5,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

October 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $55,895.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through October 31, 2012, of $52,895.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of October 31, 2012, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2012 the Company had net operating loss carry forwards of approximately $19,005 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards

Net Loss per Share

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

The following table presents assets that were measured and recognized at fair value as of October 31, 2012 and the year then ended on a recurring basis:

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

Between March 24 and March 30, 2010 the Company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

As of October 31, 2012 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2012 the balance of the Company received advances from a Director in the amount of $31,954 ($11,593 at October 31, 2011). The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of October 31, 2012.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

M&K CPAS PLLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of October 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended October 31, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Roxana Gloria Candela Calixto	33	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Roxana Gloria Candela Calixto, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Calixto is responsible for establishing and implementing our business model.  She has served as our sole officer and director since inception.  Ms. Calixto is responsible for the strategic direction and our overall day-to-day operations.  She has a degree in Economics from the Universidad Ricardo Palma.   Since 2005 to present, Ms. Calixto has been a customer service representative at the Banco de Credito BCP.  Through her contacts Ms. Calixto has experience with the production of shows in Peru as well as a network of individuals she can approach to assist with the development of our business plan.  She devotes approximately 15 hours a week to our business.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended October 31, 2011 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of October 31, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 10.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal period from our inception on March 15, 2010 to October 31, 2011 (our fiscal year-end).

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Roxana Gloria Candela Calixto President, CEO, CFO, Secretary, Treasurer and Director (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)

Roxana Gloria Candela Calixto is our President, CEO, CFO Secretary, Treasurer and a director.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2012, we did not have any unexercised stock options held by any of our shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of February 2, 2011, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of February 1, 2013, there were 8,000,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Roxana Gloria Candela Calixto IV Etapa Pachacamac MZ H2 Lot 31 Barrio 2 Sector 1 Villa el Salvador, Lima, Peru 42	5,000,000	62.5%
	All Executive Officers and Directors as a Group	5,000,000	62.5%

(1)

Roxana Gloria Candela Calixto is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 8,000,000 as February 1, 2013.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of October 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting   rights attached to our outstanding shares of common stock;

•

Our sole promoter, Roxana Gloria Candela Calixto;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or  more of our common stock.

Director Independence

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent.  We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”).  Pursuant to NASDAQ’s definition, we do not have any independent directors.

Item 13.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended October 31, 2011 and October 31, 2012 and any other fees billed for other services rendered M&K CPAS, PLLC during that period.

Description of Service	Year ended October 31, 2012 ($)	Year ended October 31, 2011 ($)

Audit fees	-	-
Audit-related fees	5,750	3,800
Tax fees	-	-
All other fees	-	-

Total	5,750	3,800

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2012.

PART IV

Item 14.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

INKA PRODUCTIONS CORP.

Date: February 12, 2013	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roxana Gloria Candela Calixto Roxana Gloria Candela Calixto	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	February 12, 2013

