Form 10-Q
period 2013-01-31
Inka Productions Corp.
filed 2013-03-15
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 13, 2013, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements Balance Sheets as of January 31, 2013 (unaudited) and October 31, 2012 (audited). Unaudited Statements of Operations for the three months ended January 31, 2013 and 2012, and from inception (March 15, 2010) to January 31, 2013. Unaudited Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and from inception (March 15, 2010) to January 31, 2013. Unaudited Statement of Stockholders’ Equity (Deficit) from inception (March 15, 2010) to January 31, 2013. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4.	Controls And Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information:	8
Item 6.	Exhibits	9
Item 7.	Signature	9

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K filed on February 12, 2013 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

3

INKA PRODUCTIONS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2013

UNAUDITED BALANCE SHEETS

UNAUDITED STATEMENTS OF OPERATIONS

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

F-1

INKA PRODUCTIONS CORP.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2013 Unaudited	October 31, 2012 Audited

ASSETS

CURRENT ASSETS
Cash	$ 3,486	$ 540
TOTAL CURRENT ASSETS	$ 3,486	$ 540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 29,143	$ 21,481
Due to related party (Note 5)	38,454	31,954
TOTAL CURRENT LIABILITIES	$ 67,597	$ 53,435

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock	8,000	8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(67,111)	(55,895)
Total Stockholders’ Equity (Deficit)	(64,111)	(52,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 3,486	$ 540

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	3 months to January 31, 2013	3 months to January 31, 2012	March 15, 2010 (date of Inception) to January 31, 2013

EXPENSES

Office and general	$ (9,466)	$ (12,394)	$ (34,558)
Professional fees	(1,750)	(1,726)	(32,553)

NET LOSS	$ (11,216)	$ (14,120)	$ (67,111)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (March 15, 2010) TO JANUARY 31, 2013

Unaudited

	Common Stock			Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount	Additional Paid-in Capital

Founder’s shares	5,000,000	$ 5,000	$ (5,000)	$ -	$ -
Common stock issued for cash at $0.001 per share
- March 2010	3,000,000	3,000	-	-	3,000

Net Loss for the year ended October 31, 2010	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	8,000,000	$ 8,000	$ (5,000)	$ (13,189)	$ (10,189)

Net Loss for the year ended October 31, 2011	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	8,000,000	$ 8,000	$ (5,000)	$ (22,816)	$ (19,816)

Net Loss for the year ended October 31, 2012	-	-	-	(33,079)	(33,079)

Balance, October 31, 2012	8,000,000	$ 8,000	$ (5,000)	$ (55,895)	$ (52,895)

Net Loss for the period ended January 31, 2013	-	-	-	(11,216)	(11,216)

Balance, January 31, 2013	8,000,000	$ 8,000	$ (5,000)	$ (67,111)	$ (64,111)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	3 months to January 31, 2013	3 months to January 31, 2012	March 15, 2010 (date of Inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,216)	$ (14,120)	$ (67,111)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Increase in accounts payables and accrued liabilities	7,662	9,272	29,143

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,554)	(4,848)	(37,968)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in due to related party	6,500	5,000	38,454

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	5,000	41,454

NET INCREASE (DECREASE) IN CASH	2,946	152	3,486

CASH, BEGINNING OF PERIOD	540	7,903	-

CASH, END OF PERIOD	$ 3,486	$ 8,055	$ 3,486

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Activity:
Issuance of Founder’s shares	$ -	$ -	$ 5,000

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $67,111.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through January 31, 2013, of $67,111.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of January 31, 2013, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2012 the Company had net operating loss carry forwards of approximately $64,111 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

On March 15, 2010, a director of the Company was issued 5,000,000 Founder’s shares of the common stock in the Company at $0.001 per share in exchange for services rendered.  No cash was paid for the founder’s shares.

Between March 24 and March 30, 2010 the company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

As of January 31, 2013 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2013 the balance of the Company received advances from a Director in the amount of $38,454 ($31,954 at October 31, 2012). The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENTS

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

We were incorporated in the State of Nevada on March 15, 2010.  On March 1, 2013, our common stock became eligible for quotation on the Over the Counter Bulletin under the symbol “INKA.OB”.  We do not have any subsidiaries.  Our principal office is located at IV Etapa Pachacamac, MZ H2 Lot 31 Barrio 2 Sector 1, Villa el Salvador, Lima, Peru 42.  Our telephone number is +886 963 080 887.  Our fiscal year end is October 31st.

We have incurred losses since our inception.  We rely upon the sale of our securities or loans from our President to fund our operations.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $3,486 and a working capital deficit of $64,111.  Our accumulated deficit from inception (March 15, 2010) to January 31, 2013 was $67,111.  Our net loss of $11,216 for the three months ended January 31, 2013 was mostly funded by funds raised from equity financing since inception.  During the three months ended January 31, 2013, we raised $6,500 through loans from our director.  During the three months ended January 31, 2013 our cash position increased by $2,946.

We used net cash of $3,554 in operating activities for the three months ended January 31, 2013 compared to net cash of $4,848 used in operating activities for the three months ended January 31, 2012.  We have used a total of $37,968 in operating activities from our inception (March 15, 2010) to January 31, 2013.

During the three months ended January 31, 2013 our monthly cash requirement was approximately $1,184 compared to approximately $1,616 for the three months ended January 31, 2012.  At January 31, 2013, we had cash of $3,486, which will cover our costs for approximately 3 months according to our current monthly burn rate.

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

Results of Operations for the Three months Ended January 31, 2013 compared to the Three months ended January 31, 2012 and From Inception (March 15, 2010) to January 31, 2013

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $11,216 for the three months ended January 31, 2013, compared to a net loss of $14,120 for the three months ended January 31, 2012.  Since March 15, 2010 (date of inception) to January 31, 2013, we have incurred a net loss of $67,111.

Expenses

Our total expenses for the three months ended January 31, 2013 were $11,216, which consisted of office and general expenses of $9,466 and professional fees of $1,750.  Our total expenses for the three months ended January 31, 2012 were $14,120, which consisted of office and general expenses of $12,394 and professional fees of $1,726.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to January 31, 2013, we have incurred total expenses of $67,111, including office and general expenses of $34,558 and professional fees of $32,553.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

INKA PRODUCTIONS CORP.

Date: March 15, 2013	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

