Form 10-Q
period 2013-04-30
Inka Productions Corp.
filed 2013-06-12
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 11, 2013, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012 (audited). Unaudited Statements of Operations for the three and six months ended April 30, 2013 and 2012, and from inception (March 15, 2010) to April 30, 2013. Unaudited Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and from inception (March 15, 2010) to April 30, 2013. Unaudited Statements of Stockholders’ Equity (Deficit) from inception (March 15, 2010) to April 30, 2013. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4.	Controls And Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information:	8
Item 6.	Exhibits	8
Item 7.	Signature	9

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement for S-1/A6, filed on February 2, 2013 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

3

INKA PRODUCTIONS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2013

UNAUDITED BALANCE SHEETS

UNAUDITED STATEMENTS OF OPERATIONS

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INKA PRODUCTIONS CORP.
(A Development Stage Company)
UNAUDITED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$36	$540
TOTAL CURRENT ASSETS	36	540

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,338	$21,481
Due to Related Party (Note 5)	41,324	31,954
TOTAL CURRENT LIABILITIES	68,662	53,435

STOCKHOLDERS' DEFICIT
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock (Note 4)	$8,000	$8,000
Additional Paid in Capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(71,626)	(55,895)
TOTAL STOCKHOLDERS’ DEFICIT	$(68,626)	$(52,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36	$540

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

						Cumulative results
	3 months	3 months	6 months		6 months	from inception
	ended	ended	ended		ended	(March 15, 2010) to
	April 30, 2013	April 30, 2012	April 30, 2013		April 30, 2012	April 30, 2013
REVENUE

Revenues	$-	$-	$-		$-	$-
Total revenues	$-	$-	-		-	-

EXPENSES

Office and general	$(2,432)	$(8,212)	$(11,899)	$	$(20,606)	$(36,991)
Professional Fees	(2,082)	(3,700)	(3,832)		$(5,426)	(34,635)
Total expenses	(4,514)	(11,912)	(15,731)		(26,032)	(71,626)

NET LOSS	$(4,514)	$(11,912)	$(15,731)		$(26,032)	$(71,626)

LOSS PER COMMON SHARE - Basic and diluted
	$(0.00)	$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	8,000,000	8,000,000	8,000,000		8,000,000

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.
(A Development Stage Company)
UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (March 15, 2010) to April 30, 2013

	Common Stock
			Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Founder's shares	5,000,000	$5,000	($5,000)	$	$

Common Stock, issued for cash at $0.001 per share
in March 2010	3,000,000	3,000			3,000

Net loss for the year ended October 31, 2010				(13,189)	(13,189)

Balance, October 31, 2010	8,000,000	8,000	(5,000)	(13,189)	(10,189)

Net loss for the year ended October 31, 2011				(9,627)	(9,627)

Balance, October 31 2011	8,000,000	8,000	(5,000)	(22,816)	(19,816)

Net loss for the year ended October 31, 2012				(33,079)	(33,079)

Balance, October 31, 2012	8,000,000	8,000	(5,000)	(55,895)	(52,895)

Net loss for the period ended April 30, 2013				(15,731)	(15,731)

Balance, April 30, 2013	8,000,000	8,000	(5,000)	(71,626)	(68,626)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
			Cumulative
			results from
	6 months	6 months	March 15, 2010
	ended	ended	(inception date) to
	April 30, 2013	April 30, 2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,731)	$(26,032)	$(71,626)
Change in operating assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	5,857	5,834	27,338
NET CASH USED IN OPERATING ACTIVITIES	(9,874)	(20,198)	(44,288)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in due to related party	9,370	14,780	41,324
NET CASH PROVIDED BY FINANCING ACTIVITIES
	9,370	14,780	44,324

NET INCREASE (DECREASE) IN CASH	(504)	(5,418)	36

CASH, BEGINNING OF PERIOD	540	7,903	-

CASH, END OF PERIOD	$36	$2,485	$36

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $71,626.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of April 30, 2013 the Company had net operating loss carry forwards of approximately $71,626 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

April 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through April 30, 2013, of $71,626.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of April 30, 2013, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Between March 24 and March 30, 2010 the Company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

As of April 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2013 the balance of the Company received advances from a Director in the amount of $41,324 ($31,954 at October 31, 2012). The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

Liquidity and Capital Resources

As of April 30, 2013, we had cash of $36 and a working capital deficit of $68,626.  Our accumulated deficit from inception (March 15, 2010) to April 30, 2013 was $71,626.  Our net loss of $15,731 for the six months ended April 30, 2013 was mostly funded by funds raised from equity financing since inception.  During the six months ended April 30, 2013, we raised $9,370 through loans from our director.  During the six months ended April 30, 2013 our cash position decreased by $504.

We used net cash of $9,874 in operating activities for the six months ended April 30, 2013 compared to net cash of $20,198 used in operating activities for the six months ended April 30, 2012.  We have used a total of $44,288 in operating activities from our inception (March 15, 2010) to April 30, 2013.

During the six months ended April 30, 2013 our monthly cash requirement was approximately $1,646 compared to approximately $3,366 for the six months ended April 30, 2012.  At April 30, 2013, we had cash of $36, which will cover our costs for approximately less than 1 month according to our current monthly burn rate.

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

Results of Operations for the Three months Ended April 30, 2013 compared to the Three months ended April 30, 2012 and From Inception (March 15, 2010) to April 30, 2013

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $4,514 for the three months ended April 30, 2013, compared to a net loss of $11,912 for the three months ended April 30, 2012.  Since March 15, 2010 (date of inception) to April 30, 2013, we have incurred a net loss of $71,626.

Expenses

Our total expenses for the three months ended April 30, 2013 were $4,514, which consisted of office and general expenses of $2,432 and professional fees of $2,082.  Our total expenses for the three months ended April 30, 2012 were $11,912, which consisted of office and general expenses of $8,212 and professional fees of $3,700.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to April 30, 2013, we have incurred total expenses of $71,626, including office and general expenses of $36,991 and professional fees of $34,635.

Results of Operations for the Six months Ended April 30, 2013 compared to the Six months ended April 30, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $15,731 for the six months ended April 30, 2013, compared to a net loss of $26,032 for the six months ended April 30, 2012.

Expenses

Our total expenses for the six months ended April 30, 2013 were $15,731, which consisted of office and general expenses of $11,899 and professional fees of $3,832.  Our total expenses for the six months ended April 30, 2012 were $26,032, which consisted of office and general expenses of $20,606 and professional fees of $5,426.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINING SAFETY DISCLOSURES

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

INKA PRODUCTIONS CORP.

Date: June 12, 2013	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

