Form 10-Q
period 2013-07-31
Inka Productions Corp.
filed 2013-09-13
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 12, 2013, the registrant’s outstanding common stock consisted of 8,000,000 shares.

INKA PROUCTIONS CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements Unaudited Balance Sheets as of July 31, 2013 and October 31, 2012 . Unaudited Statements of Operations for the three and nine months ended July 31, 2013 and 2012, and from inception (March 15, 2010) to July 31, 2013. Unaudited Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, and from inception (March 15, 2010) to July 31, 2013. Unaudited Statements of Stockholders’ Equity (Deficit) from inception (March 15, 2010) to July 31, 2013. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls And Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mining Safety Disclosures	8
Item 5.	Other Information:	8
Item 6.	Exhibits	8
Item 7.	Signature	9

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

July 31, 2013

UNAUDITED BALANCE SHEETS

UNAUDITED STATEMENTS OF OPERATIONS

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INKA PRODUCTIONS CORP.
(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	July 31, 2013	October 31, 2012

ASSETS

CURRENT ASSETS
Cash	$59	$540
TOTAL CURRENT ASSETS	59	540

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,704	$21,481
Due to Related Party (Note 5)	44,257	31,954
TOTAL CURRENT LIABILITIES	74,961	53,435

STOCKHOLDERS' DEFICIT
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
8,000,000 shares of common stock (Note 4)	$8,000	$8,000
Additional Paid in Capital	(3,170)	(5,000)
Deficit accumulated during the development stage	(79,732)	(55,895)
TOTAL STOCKHOLDERS' DEFICIT	$(74,902)	$(52,895)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59	$540

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.
(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

						Cumulative results
	3 months	3 months	9 months		9 months	from inception
	ended	ended	ended		ended	(March 15, 2010) to
	July 31, 2013	July 31, 2012	July 31, 2013		July 31, 2012	July 31, 2013
REVENUE

Revenues	$-	$-	$-		$-	$-
Total revenues	$-	$-	-		-	-

EXPENSES

Office and general	$(3,396)	$(1,32 5 )	$(15,295)	$	$(21,931)	$(40,387)
Professional Fees	(4,710)	(1,750)	(8,542)		$(7,176)	(39,345)
Total expenses	(8,106)	(3,07 5 )	(23,837)		(29,107)	(79,732)

NET LOSS	$(8,106)	$(3,07 5 )	$(23,837)		$(29,107)	$(79,732)

LOSS PER COMMON SHARE - Basic and diluted
	$(0.00)	$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	8,000,000	8,000,000	8,000,000		8,000,000

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.
(A Development Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (March 15, 2010) to July 31, 2013

	Common Stock
			Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Founder's shares	5,000,000	$5,000	($5,000)	$	$

Common Stock, issued for cash at $0.001 per share
in March 2010	3,000,000	3,000			3,000

Net loss for the year ended October 31, 2010				(13,189)	(13,189)

Balance, October 31, 2010	8,000,000	8,000	(5,000)	(13,189)	(10,189)

Net loss for the year ended October 31, 2011				(9,627)	(9,627)

Balance, October 31 2011	8,000,000	8,000	(5,000)	(22,816)	(19,816)

Net loss for the year ended October 31, 2012				(33,079)	(33,079)

Balance, October 31, 2012	8,000,000	8,000	(5,000)	(55,895)	(52,895)

Imputed interest			1,830		1,830

Net loss for the period ended July 31, 2013				(23,837)	(23,837)

Balance, July 31, 2013	8,000,000	8,000	(3,170)	(79,732)	(74,902)

The accompanying notes are an integral part of these financial statements

INKA PRODUCTIONS CORP.
(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS
			Cumulative
			results from
	9 months	9 months	March 15, 2010
	ended	ended	(inception date) to
	July 31, 2013	July 31, 2012	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,837)	$(29,107)	$(79,732)
Adjustments to reconcile net loss to net cash used for
operating activities:
Imputed interest	1,830	-	1,830
Change in operating assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	9,223	6,964	30,704
NET CASH USED IN OPERATING ACTIVITIES	(12,784)	(22,143)	(47,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,000
Increase in due to related party	12,303	14,780	44,257
NET CASH PROVIDED BY FINANCING ACTIVITIES
	12,303	14,780	47,257

NET INCREASE (DECREASE) IN CASH	(481)	(7,363)	59

CASH, BEGINNING OF PERIOD	540	7,903	-

CASH, END OF PERIOD	$59	$540	$59

Supplemental cash flow information and noncash financing activities:
Non-cash activity:
Issuance of founder’s shares	-	-	5,000

The accompanying notes are an integral part of these financial statements.

INKA PRODUCTIONS CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Inka Productions Corp. was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company intends to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.

It is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company services, developing a business marketing plan and capital formation.  Inka Productions Corp. (“Company”) is in the initial development stage and has incurred losses since inception totalling $79,732.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of July 31, 2013 the Company had net operating loss carry forwards of approximately $79,732 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-          Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-          Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative Equity since Inception (March 15, 2010) through July 31, 2013, of $79,732.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of July 31, 2013, the Company had issued 3,000,000 shares sold at $0.001 per share for net funds to the Company of $3,000.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Between March 24 and March 30, 2010 the Company issued a further 3,000,000 Common shares at $0.001 for $3,000 in cash.

As of July 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2013 the balance of the Company received advances from a Director in the amount of $44,257 ($31,954 at October 31, 2012). The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.  Imputed interest of $1,830 was recorded as donated capital during the three months ended July 31, 2013.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.
F-10

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

Liquidity and Capital Resources

As of July 31, 2013, we had cash of $59 and a working capital deficit of $74,902.  Our accumulated deficit from inception (March 15, 2010) to July 31, 2013 was $79,732.  Our net loss of $23,837 for the nine months ended July 31, 2013 was mostly funded by funds raised from equity financing since inception.  During the nine months ended July 31, 2013, we raised $12,303 through borrowings from related parties. During the nine months ended July 31, 2013 our cash position decreased by $481.

We used net cash of $12,784 in operating activities for the nine months ended July 31, 2013 compared to net cash of $22,143 used in operating activities for the nine months ended July 31, 2012.  We have used a total of $47,198 in operating activities from our inception (March 15, 2010) to July 31, 2013.

During the nine months ended July 31, 2013 our monthly cash requirement was approximately $1,624 compared to approximately $2,460 for the nine months ended July 31, 2012.  At July 31, 2013, we had cash of $59, which will cover our costs for approximately less than 1 month according to our current monthly burn rate.

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

Results of Operations for the Three months Ended July 31, 2013 compared to the Three months ended July 31, 2012 and From Inception (March 15, 2010) to July 31, 2013

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $8,106 for the three months ended July 31, 2013, compared to a net loss of $3,075 for the three months ended July 31, 2012.  Since March 15, 2010 (date of inception) to July 31, 2013, we have incurred a net loss of $79,732.

Expenses

Our total expenses for the three months ended July 31, 2013 were $8,106, which consisted of office and general expenses of $3,396 and professional fees of $4,710.  Our total expenses for the three months ended July 31, 2012 were $3,075, which consisted of office and general expenses of $1,325 and professional fees of $1,750.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Since March 15, 2010 (date of inception) to July 31, 2013, we have incurred total expenses of $79,732, including office and general expenses of $40,387 and professional fees of $39,345.

Results of Operations for the Nine months Ended July 31, 2013 compared to the Nine months ended July 31, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $23,837 for the nine months ended July 31, 2013, compared to a net loss of $29,107 for the nine months ended July 31, 2012.

Expenses

Our total expenses for the nine months ended July 31, 2013 were $23,837, which consisted of office and general expenses of $15,295 and professional fees of $8,542.  Our total expenses for the nine months ended July 31, 2012 were $29,107, which consisted of office and general expenses of $21,931 and professional fees of $7,176.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INKA PRODUCTIONS CORP.

Date: September 12, 2013	By:	/s/ Roxana Gloria Candela Calixto
Roxana Gloria Candela Calixto
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

