Form 10-K
period 2013-10-31
Texas South Energy, Inc.
filed 2014-02-13
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-171064
TEXAS SOUTH ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Nevada	99-0362471
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3 Riverway, Suite 1800
Houston, Texas 77056
(Address of Principal Executive Offices)

(713) 209-2950
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $14,424,301 based on 46,530,004 shares held by non-affiliates. These computations are based upon the closing bid price of $0.31 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on January 31, 2014.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 31, 2014
Common Capital Voting Stock, $0.001 par value per share	295,530,004

Documents incorporated by reference: None

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Texas South Energy,” the “Company,” “we,” “us,” and “our” refer to “Texas South Energy, Inc.,” the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “goal,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate, competition within the Company’s chosen industry, technological advances and failure by us to successfully develop business relationships.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.  Description of Business

The Company’s Business

Beginning in September 2013, we changed our business plan from performing traditional Peruvian dances to an oil and gas royalties and leasing company focused primarily on properties in the Gulf Coast Region.   We plan to obtain and manage:  (1) existing royalty interest; (2) mineral rights, which we intend to lease to oil and gas operators in exchange for a royalty payment, and (3) other passive interests or rights in oil and gas properties.  Our focus is on identifying and acquiring mineral rights and royalty interests, which we believe will generate royalty or other passive income without significant ongoing expense to the Company.

In January 2014, we acquired our first mineral interest, which consists of a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County, Texas.   To date, no economically viable oil and gas reserve have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.  We are a development stage company that has limited operating history and has earned no revenues.

We do not intend to engage in oil and gas exploration, development or production; instead we intend to lease any mineral rights we acquire to oil and gas operators granting them the right to explore, drill and produce oil and gas from the mineral rights in exchange for a royalty payment.   In addition to royalty payments, the leases will contain standard commercial terms.  At this time, we are subject to one outstanding lease on our current mineral rights.

Although we are not in the business of exploring, drilling and producing oil and gas, our business is still subject to multiple factors effecting the production of oil and gas, including, but not limited to:  market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities.  Additionally, the Company generally will have no control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which the Company has or may have an interest.

Finally, because we do not intend to drill, produce or operate oil and gas properties, we do not intend to bear ordinary production and operating costs and will have limited direct exposure to risk associated with exploring and producing oil and gas; instead, those costs and risks will likely be born by the owner or operator of the lease.  However, our potential royalty revenues, if any, may be negatively affected by any decreases in the operator’s production volumes and revenues due to these risks.

Our Current Mineral Interests

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  To date, no economically viable oil and gas reserve have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of January 31, 2014, no wells were drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the acreage.  If the lessee does not produce oil or gas in paying quantities by December 2014, the lease will terminate.  If the lease expires, Texas South will seek to extend our current lease or lease the mineral rights to another oil and gas operator, but can be uncertain as to whether it will obtain a new lease or a new lease on favorable terms.

In addition, in connection with this acquisition, we acquired the right to lease 100% of the mineral rights underlying the 86.69 acres to any third party; so long as such lease requires a royalty payment of at least 1/6 of the oil and gas produced from the property to the holders of the mineral rights.   We believe this right will provide us with additional leverage any entering to any potential future lease.

Business and Acquisition Strategy

Our primary business strategy includes:

•           Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale.The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the "source rock," or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

•           Pursuing royalty opportunities.  We will consider opportunities to expand our interest through acquisitions of oil and gas reserves, existing royalty interests or other passive investments in oil and gas properties.  We will consider opportunities that we believe will maximize income from royalty based arrangements. We plan to pursue royalty opportunities that are complementary to our business plan.

•           Expand and diversify our interests to property located outside the Eagle Ford Shale.  We intend to acquire interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We will consider acquisitions that serve as a platform for complementary acquisitions.

The cost of implementing the forgoing programs will depend on what oil and gas interests are identified and available on terms acceptable to us.  Even if we identify oil and gas interests that are available, the cost of pursuing and acquiring them could be significant. Our ability to pursue any such opportunities will be dependent on our ability to obtain financings through private equity, debt financings or agreements with joint venture partners. We can provide no assurance that we have the necessary cash available or will be able to successfully obtain the necessary financing or joint venture partners to pursue such opportunities.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness) among others.

Typically, there is a significant chance that exploratory wells will result in non-producing holes, leaving investors with the cost of seismic data and a dry well which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers, but it is also potentially lucrative.

Oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-à-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or gas reserves.

Governmental Regulation

The operator of the oil and gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their ultimate effect, if any, on the lessee to pay royalties.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require the operator to incur costs to remedy such discharge.  In addition, the operator could incur fines, penalties or significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by the operator or previous owners of the property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, the operator could face actions brought by private parties or citizens groups. There can be no assurance that the forgoing will not increase the cost of production, development, or exploration activities for the operator or otherwise adversely affect the payment of royalties on the property.

Environmental Regulation

The operator of our future oil and gas interests will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs, resulting in a negative impact on payment of royalties.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry, including on the operators of our future oil and gas interests, thereby indirectly impacting our business, including the following:

Hazardous Substances and Wastes.  CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Waste Discharge.  The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions.   The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities.

Oil Pollution Act.   The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

National Environmental Policy Act.  Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

Worker Safety.   The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Safe Drinking Water Act.   The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

Offshore Drilling.   In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.  We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect the business and planned operations of oil and gas companies.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company.   We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act.    Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

Jumpstart Our Business Startups Act of 2012.  As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•
Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

•	Reduced disclosure about our executive compensation arrangements.

•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens in this prospectus, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

Exchange Act Reporting Requirements.  We are not subject to the reporting requirements of Section 14 or 16 of the Exchange Act.  We are required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Competition

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense.

The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense.  The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies, any of companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours.  Competitors may be able to evaluate and purchase a greater number of mineral rights or royalty interests than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay.  If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted.

Employees

Our chief executive officer is our sole employee.

Historical Background

The Company was incorporated under the laws of the State of Nevada on March 15, 2010, as “Inka Productions Corp.” The Company became an SEC reporting company in 2012, when a registration statement for its common stock was declared effective under the Exchange Act.  At that time, the Company was engaged in the business of producing and performing traditional Peruvian dances in Peru and the United States.

In September 2013, certain shareholders of the Company sold an aggregate of 7,900,000 shares of the Company’s common stock at a price of $0.001 per share to certain accredited investors, which resulted in a change of control and management.  Following the change of control, in November 2013, the Company amended its certificate of incorporation to: (i) increase the Company’s authorized shares of common stock from 75,000,000 shares to 950,000,000 shares, (ii) authorize the issuance of 50,000,000 shares of blank check preferred stock, (iii) effect a 3-for-1 forward stock split of the Company’s common stock, and (iv) change the name of the Company from “INKA Productions, Corp.” to “Texas South Energy, Inc.”

General

Our address is 3 Riverway, Suite 1800, Houston, TX 77056 and our telephone number is (713) 209-2950. We currently do not have a corporate website. You may access and read our SEC filings through the SEC’s web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves and when and if we acquire oil and gas interests, such drilling operations may not yield any oil or gas in commercial quantity or quality that will result in royalty payments to us.

We currently only own a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County, Texas.  To date, no economically viable oil and gas reserve have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage. Even if we acquire oil and gas interests that contain proved reserves, we do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.  Even if oil or gas is found on any prospect that we may acquire, development, facility construction and transportation costs may prevent such prospects from being economically viable.

Our business plan is dependent upon our ability to identify and acquire interest in mineral rights or existing royalties.

Our plan requires us to identify and acquire interests in mineral rights or existing royalties that are economically recoverable.  Our success will depend upon our ability to acquire mineral rights and/or royalty interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and which the operator is able to develop the oil and gas reserves to the point of production. Without successful acquisition and exploration of the properties in which we hold mineral rights and/or royalty interests, we will not be able to receive revenues from royalties.  We cannot provide you with any assurance that we will be able to identify and acquire mineral rights and/or royalty interests on acceptable terms, that oil and gas reserves will be discovered in commercial viable quantities, or that the operator will develop the oil and gas reserves at costs that will require payment of royalties to us.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Prospect acquisition costs are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in calendar 2014 to identify and acquire additional mineral rights, existing royalty interests or other passive interests in oil and gas properties.

Future equity financings may be dilutive to our stockholders.  Alternative forms of future financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private equity and debt financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise the capital necessary to fund our business plan.  Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Our fiscal 2013 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $4 million at October 31, 2013.  Further losses are anticipated as we continue in the development stage of our business.  As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern.  As of the date of this Annual Report, we believe we have sufficient cash on hand to fund operations through the second quarter of our current fiscal year. We will require additional funds for the balance of fiscal 2014.  If we cannot raise these funds, we may be required to cease business operations or alter our business plan.

We are dependent on Mr. Askew, our sole officer and director.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of Mr. Askew, our sole officer and director. The loss of Mr. Askew could be detrimental to our future success. In making a decision to invest in our common stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. The loss of Mr. Askew would have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.  We may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.  We do not currently maintain key-man insurance on the life of Mr. Askew.

We are a development stage company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.

We commenced our business activity in September 2013 and acquired our first interest in mineral rights in January 2014.  We intend to acquire additional royalty interests and to engage in the drilling, development, and production of oil and natural gas in the future.  As we are a relatively new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy. We will need to raise additional funds in order to fully execute our business strategy.  We currently have capital on hand to maintain the Company’s operations through the second quarter of our current fiscal year.  Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of any prospect we may acquire an interest in, and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2013, we had an accumulated deficit of approximately $4 million.  We had no revenues in fiscal 2013 and do not anticipate receiving revenues in fiscal 2014, or in subsequent periods unless we are successful in farming into prospects and discovering economically recoverable oil or gas reserves or acquiring mineral interests that provide revenue.  We expect that our operating expenses will increase in future periods.  We expect continued losses in fiscal 2014.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in commercially advantageous areas of the United States and select international areas.  Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was diversified.

Strategic relationships upon which we rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully bid on and acquire interests in prospects, to discover resources, to participate in drilling opportunities through farm-in arrangements and to identify and enter into commercial arrangements with customers and partners, depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the relationships of our management and to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining interests in mineral rights and existing royalties may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for mineral rights and existing royalty interests are high worldwide.  Other oil and gas companies with greater resources may compete with us in acquiring mineral rights and existing royalties.  Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, established exploration and production companies, which have access to greater financial and other resources than we have currently, and may be more successful in the recruitment and retention of qualified employees. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;
•	optimally allocate our human resources; or
•	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which could prevent us from ever attaining profitability.

Risks Related to the Royalty Interest We Own and Royalty Interests that We Intend to Acquire

Oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net royalty payments.

Royalty payments on our mineral rights (as well as other royalty interests that we may acquire) are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Company. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and will reduce the value of royalty payments under our royalty interest.

Operational risks and hazards associated with the development of the underlying properties may decrease royalty payments.

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations and therefore reduce the value of the Royalty Interest.

We do not, and will not, control the operation or development of the properties covered by our current and future oil and gas interests.

We are dependent upon the lessee/operator for our oil and gas interests, to effectively manage its operations on our oil and gas interests.   Our lessee makes its own business decisions with respect to its operations, including whether, when, where and how, if ever, it will drill a well on the property covered by our oil and gas interests.  Further, even if our interests contain oil and gas reserves, the operator will decide when, how and in what quantities, if any, it will produce oil and gas from our interests.   The operator is under no obligation to drill an exploratory well on the properties. The failure of the operator to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect the payment of royalties to the Company.  Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

Risks Related to the Industry in Which We Intend to Compete

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas by both refineries and end users;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price and volume of imports of foreign oil and natural gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global oil and gas exploration and production activity;

•	the level of global oil and gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas;

•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

•	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

•	speculation in the price of commodities in the commodity futures market;

•	the availability of drilling rigs and completion equipment; and

•	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. As a result, our future financial results will be more sensitive to fluctuations in oil prices. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. The slowdown in economic activity caused by the worldwide economic recession has reduced worldwide demand for and impacted energy prices.  This may result in lower crude oil and natural gas prices. Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 before rebounding to over $97 per Bbl in December 2013. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $4.17 per MMBtu in December 2013. Such a decline could occur again in the future due to global economic conditions.  These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our interests may not contain oil or natural gas in commercially viable quantities.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that any wells will be drilled on properties covered by our interests, or if drilled, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that the exploration, exploitation and development of our interests will result in the payment of royalties to us, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our potential royalties. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on any potential royalty payments.

Risks Related to our Common Stock

There is not now, and there may never be, an active market for our common stock.

Shares of our common stock have historically been thinly traded, currently there is no market for our common stock, and no market for our common stock may develop in the future. As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•
stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time, and may lose their entire investment.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure that our common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as the NASDAQ Capital Market or the NYSE, we expect our common stock to remain eligible for quotation on the OTCBB and OTCQB.  If we fail to meet the criteria set forth in SEC regulations, various requirements govern the conduct of broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

We may issue preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50 million shares of “blank check” preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Future sales of our common stock could lower our stock price.

We will likely sell additional shares of common stock to fund working capital obligations in future periods.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, sales of our common stock by existing shareholders could also depress the price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;
•	announcements of developments by us, our strategic partners or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our Company’s industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market;
•	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;
•	litigation; and
•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of companies’ securities, securities class action litigation has often been initiated against those companies.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate paying any dividends on our common stock.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment in the Company.

ITEM 2. PROPERTIES

Office Space

We utilize an office on a rent-free, month-to-month basis, at 3 Riverway, Suite 1800, Houston, Texas 77056.  We own limited office equipment, office furniture, and computer equipment.

Oil and Gas Properties -Eagle Ford Shale

Our oil and gas property consists entirely of a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  To date, no economically viable oil and gas reserve have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent oil and gas operator in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of January 20, 2014, no wells were drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the acreage.  If the lessee does not produce oil or gas in paying quantities by December 2014, the lease will terminate.  If the lease expires, Texas South will seek to extend our current lease or lease the mineral rights to another oil and gas operator, but can be uncertain as to whether it will obtain a new lease on terms.

The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.   The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the "source rock," or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet. The Eagle Ford Shale has a carbonate content as high as 70%, which makes it more similar to a traditional carbonate than to a shale. The high carbonate content and subsequently lower clay content make the Eagle Ford Shale more brittle and easier to stimulate through hydraulic fracturing.

In geological terms, the Eagle Ford Shale dips toward the Gulf of Mexico and is up to 300 feet thick in some areas, but averages 250 feet across the trend. Thermal maturity is impacted by the location and depth of the shale across the trend. Generally in shallower areas the Eagle Ford Shale is less thermally mature and therefore tends to be more oil prone. The deeper, more thermally mature, areas of the Eagle Ford Shale are more gas prone, which is where our current acreage is located.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCBB under the symbol “TXSO”.   Shares of our common stock have historically been thinly traded, and currently there is no active trading market for our common stock.  As a result, our stock price as quoted by the OTCBB may not reflect an actual or perceived value.

On October 7, 2013, the Board of Directors of the Company approved a 3-for-1 stock split of the Company’s common stock.  Pursuant to the 3-for-1 stock split each shareholder received two additional shares for every share outstanding.  The 3-for-1 stock split was effective and trading began on a split-adjusted basis on November 12, 2013.  For purposes of this Item 5, all references made to share or per share amounts have been restated to reflect the effect of this 3-for-1 stock split for all periods presented.

Our common stock became eligible for quotation on the OTCBB on March 1, 2012; however our common stock did not begin to trade until March 28, 2013.  The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCBB for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

November 1, 2013 through January 31, 2014	$1.00	0.23

August 1, 2013 through October 31, 2013	$0.33	$0.13
May 1, 2013 through July 31, 2013	0.20	0.13
February 1, 2013 through April 30, 2013	0.40	-0-
November 1, 2012 through January 31, 2013	-0-	-0-

August 1, 2012 through October 31, 2012	$-0-	$-0-
May 1, 2012 through July 31, 2012	-0-	-0-
February 1, 2012 through April 30, 2012	-0-	-0-
November 1, 2011 through January 31, 2012	-0-	-0-

Holders

The number of record holders of the Company’s common stock, as of January 31, 2014, is approximately 20.

Dividends

The Company has not declared any dividends with respect to its common stock and does not intend to declare any dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the past three years, the registrant has sold the following securities which were not registered under the Securities Act:

In September 2013, we issued 69,000,000 shares of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) to our chief executive officer for services rendered valued at $23,000.

In October 2013, we sold 105,000,000 shares of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) at a price of $0.0003 per share for gross proceeds of $35,000.

In November 2013, we issued 60,000,000 shares of our common stock pursuant to a consulting agreement.

In November 2013, we issued 3,000,000 shares of our common stock to a consultant.

In November 2013, we issued 23,480,004 shares of our common stock at a purchase price of $0.05 per share for gross proceeds of $1,174,000.

In January, 2014, we issued 2,000,000 shares in connection with the acquisition of certain mineral rights.

In January, 2014, we issued an aggregate of 9,050,000 shares of our common stock at a purchase price of $0.05 per share receiving gross proceeds of $452,500.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act and Regulation S under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this management's discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in "Risk Factors," our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

Prior to September 2013, we had not been engaged in any substantive business activity. In September 2013, our chief executive officer was appointed and began to focus the Company’s interest on acquiring mineral rights and royalty interests, which we believe will generate royalty or other passive income without significant ongoing expense to the Company.  In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  To date, no economically viable oil and gas reserve have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of January 20, 2014, no wells were drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the acreage.

Since September 2013, we have raised $1,661,500, through the sale of 137,530,004 shares of common stock.

The Company has incurred accumulated losses for the period from inception to October 31, 2013 of approximately $4 million.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.  As of October 31, 2013, the Company had $374,086 of cash on hand.  The Company believes that it has sufficient funds through the second quarter of the current fiscal year.  The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

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

Income Taxes
The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2013 the Company had net operating loss carry forwards of approximately $940,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to numerous third parties for services (see Note 4).

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

RESULTS OF OPERATIONS

Results of Operations for the Twelve Months Ended October 31, 2013 compared to October 31, 2012

We had no sales during the twelve month periods ended October 31, 2013 and October 31, 2012.   General and administrative expenses were approximately $3.9 million for the twelve months ended October 31, 2013, compared to $33,079 for the twelve months ended October 31, 2012.  The increase in general and administrative expenses of approximately $3.8 million for the twelve months ended October 31, 2013 compared to the twelve months ended October 31, 2012 was primarily attributed to an increase in consulting fees, legal and accounting professional fees, and travel expenses.

We had a net loss of approximately $3.9 million for the twelve months ended October 31, 2013, compared to a net loss of $33,079 for the twelve months ended October 31, 2012.  The increase in net loss of approximately $3.8 million was due to the increase in aforementioned general and administrative expenses.

The basic and diluted loss per share for the twelve months ended October 31, 2013 was $0.10, compared to a net loss per share of $0.00 for the twelve months ended October 31, 2012.

As of October 31, 2013, the Company’s cash balance was $374,086, compared to a cash balance of $540 as of October 31, 2012.   At October 31, 2013, the Company’s assets consisted of approximately $374,086 cash, and $10,838 prepaid assets.  At October 31, 2012, the Company’s only assets were $540 cash.

Cash flow from Operating Activities

During the year ended October 31, 2013, we used cash of $855,652 for operating activities as compared to cash of $27,724 used during the year ended October 31, 2012.  The increase in cash used for operating activities during the year was primarily due to payment of normal general and administrative expenses incurred during the year.

Cash flow from Investing Activities

During the year ended October 31, 2013 and the year ended October 31, 2012 we used no cash in investing activities.

Cash flow from Financing Activities

During the year ended October 31, 2013, we received proceeds of $1,229,198 from financing activities compared with $20,361 during the year ended October 31, 2012.  The increase is attributed to approximately $1.2 million in funds raised in the sale of the Company’s common stock.

Liquidity and Capital Resources

As at October 31, 2013, we had a cash balance of $374,086.  We will need additional financing to carry out our business plan.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise additional funds, we will not be able carry out our business plans and may cease operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended October 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Texas South Energy, Inc.
(formerly Inka Productions Corp.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Texas South Energy, Inc (formerly Inka Productions Corp.) (the “Company”) as of October 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2013 and for the period from March 15, 2010 (inception) through October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from March 15, 2010 (inception) to October 31, 2012, which totals reflected a deficit of $55,895 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated February 12, 2013, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas South Energy, Inc (formerly Inka Productions Corp.) as of October 31, 2013, and the results of its operations and its cash flows for the year ended October 31, 2013 and for the period from March 15, 2010 (inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 10, 2014

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 12, 2013

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

BALANCE SHEETS

	October 31, 2013	October 31, 2012
ASSETS

CURRENT ASSETS
Cash	$374,086	$540
Prepaid expenses	10,838	-
TOTAL CURRENT ASSETS	$384,924	$540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,677	$21,481
Accrued expenses	3,030,244	-
Due to related party (Note 5)	52,152	31,954
TOTAL CURRENT LIABILITIES	3,110,073	$53,435

Commitments
STOCKHOLDERS’ DEFICIT
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock (Note 4)
950,000,000 shares common stock authorized, $0.001 par value, 198,000,000 and 24,000,000 shares of common stock issued and outstanding, for October 31, 2013 and 2012, respectively	198,000	24,000
Additional paid in capital	(134,278)	(21,000)
Additional paid in capital – shares to be issued	1,174,000	-
Deficit accumulated during the development stage	(3,962,871)	(55,895)
Total Stockholders’ Deficit	(2,725,149)	(52,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$384,924	$540

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	Year ended October 31, 2013	Year ended October 31, 2012	March 15, 2010 (date of Inception) to October 31, 2013

EXPENSES

General & administrative expenses	$3,906,976	$33,079	$(3,962,871)

NET LOSS	$(3,906,976)	$(33,079)	$(3,962,871)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	38,194,521	24,000,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (March 15, 2010) TO OCTOBER 31, 2013

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital Shares to be Issued	Deficit Accumulated During the Development Stage	Total
Founder’s shares	15,000,000	$15,000	$(15,000)	$-	$-	$-
Stock issued for cash at $0.003 per share	9,000,000	9,000	(6,000)	-	-	3,000
Net Loss for the year ended October 31, 2010	-	-	-	-	(13,189)	(13,189)
Balance, October 31, 2010	24,000,000	24,000	(21,000)	-	(13,189)	(10,189)

Net Loss for the year ended October 31, 2011	-	-	-	-	(9,627)	(9,627)
Balance, October 31, 2011	24,000,000	24,000	(21,000)	-	(22,816)	(19,816)

Net Loss for the year ended October 31, 2012	-	-	-	-	(33,079)	(33,079
Balance, October 31, 2012	24,000,000	24,000	(21,000)	-	(55,895)	(52,895)

Imputed interest	-	-	2,722	-	-	2,722
Stock issued for services rendered	69,000,000	69,000	(46,000)	-	-	23,000
Stock issued for cash at $0.003 per share	105,000,000	105,000	(70,000)	-	-	35,000
Stock sold for cash – to be issued	-	-	-	1,174,000	-	1,174,000
Net Loss for the year ended October 31, 2013	-	-	-	-	(3,906,976)	(3,906,976)
Balance, October 31, 2013	198,000,000	$198,000	$(134,278)	$1,174,000	$(3,962,871)	$(2,725,149)

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	Year ended October 31, 2013	Year ended October 31, 2012	March 15, 2010 (date of Inception) through October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,906,976)	$(33,079)	$(3,962,871)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Non-cash interest	2,722	-	2,722
Stock compensation expense	23,000	-	23,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,838)	-	(10,838)
Increase in accounts payable and accrued liabilities	3,036,440	5,355	3,057,921

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(855,652)	(27,724)	(890,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (issued)	35,000	-	35,000
Proceeds from sale of common stock (to be issued)	1,174,000	-	1,177,000
Increase in due to related party	20,198	20,361	52,152

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,229,198	20,361	1,264,152

NET INCREASE (DECREASE) IN CASH	373,546	(7,363)	374,086

CASH, BEGINNING OF PERIOD	540	7,903	-

CASH, END OF PERIOD	$374,086	$540	$374,086

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
[Formerly Known as Inka Productions Corp.]
[A Development Stage Company]

NOTES TO THE AUDITED FINANCIAL STATEMENTS
October 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc., formerly known as “Inka Productions Corp.”, (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company had initially intended to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  On September 24, 2013, there was a change in control of the Company.  On October 7, 2013, the board of directors and majority shareholders of the Company approved an amendment changing the name of the Company to “Texas South Energy, Inc.”.   The Company intends to pursue business activities related to the oil and gas industry.

The Company is a development stage company that has limited operating history and has earned no revenues.  Since the inception, the company has devoted its activities to the following: developing a business plan, determining the market for the company business activities, developing a business marketing plan and capital formation.  Texas South Energy, Inc. (the “Company”), is in the initial development stage and has incurred losses since inception totalling $3,962,871.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fair Value
In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes
The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2013 the Company had net operating loss carry forwards of approximately $940,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to numerous third parties for services (see Note 4).

Share Based Expenses
In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 "Compensation - Stock Compensation" and 505-50 “Equity-Based Payments to Non-Employees.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC 718 and 505-50 upon creation of the company and expenses share based costs in the period incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated losses since Inception (March 15, 2010) through October 31, 2013, of $3,962,871.  The Company will be dependent upon the raising of additional capital through placement of our common and/or preferred stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of October 31, 2013, the Company had issued 137,480,004 at $0.003 per share, for net funds to the Company of $1,212,000.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – CAPITAL STOCK

On March 15, 2010, a director of the Company was issued 15,000,000 Founder’s shares of the common stock in the Company at $0.0003 per share in exchange for services rendered.  No cash was paid for the founder’s shares.

During March 2010, the Company sold 9,000,000 shares of common stock at $0.0003 per share for $3,000 cash.

On September 24, 2013, the Company issued 69,000,000 shares of common stock to James Askew, the Company’s Chief Executive Officer and sole Director, for services rendered.   The stock was valued at $23,000.

On October 4, 2013, the Company sold 105,000,000 shares of common stock at $0.0003 for $35,000 cash.

On October 7, 2013, the Company’s board of directors and majority shareholders approved increasing the number of the Company’s authorized common shares from 75,000,000 to 950,000,000, the issuance of 50,000,000 shares of blank check preferred stock, and effecting a 3-for-1 forward stock split of the Company’s common stock.  Pursuant to the 3-for-1 common stock split, the Company issued two additional shares of common stock for each issued share of the Company’s common stock outstanding prior to the forward split.  The 3-for-1 forward split became effective November 12, 2013.  The forward split has been shown retroactively. No preferred shares have been issued.

During October 2013, the Company received cash and subscriptions to purchase 23,480,004 shares of common stock at $0.05 per share for $1,174,000 cash.   The shares were unissued as of October 31, 2013, and are reflected in the financial statements as “Additional Paid in Capital – Shares to be issued”.   The shares were subsequently issued in November 2013.

As of October 31, 2013, the Company has not granted any stock options.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2013 the Company had received advances from a prior Director in the amount of $52,152 ($31,954 at October 31, 2012). The amounts due to the related party remain existing, unsecured due on demand and non-interest bearing with no set terms of repayment.  Imputed interest of $2,722 was recorded as donated capital during the twelve months ended October 31, 2013.

On September 27, 2013, the Company entered into a one-year employment agreement with its Director and Chief Executive Officer James Askew.   The agreement provides for a one-time issuance of 69,000,000 shares of common stock, a $75,000 cash signing bonus, and $35,000 cash compensation per month.

On October 30, 2013 the board authorized a bonus to the Chief Executive Officer of $600,000.

NOTE 6 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2013	October 31, 2012
Federal income tax benefit attributed to:
Net operating loss	$300,000	$11,000
Valuation allowance	(300,000)	(11,000)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	October 31, 2013	October 31, 2012
Deferred tax attributed:
Net operating loss carryover	$319,000	$19,000
Less: change in valuation allowance	(319,000)	(19,000)
Net deferred tax asset	$-	$-

At October 31, 2013, the Company had an unused net operating loss carry-forward approximating $940,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with Mr. Askew, providing for a monthly salary of $35,000 and a sign-on bonus of $75,000. Mr. Askew was also issued 69,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered. In October 2013, the Company awarded a $600,000 bonus to James M. Askew, Chief Executive Officer of the Company for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement).

On October 11, 2013, the Company entered into a one-year consulting agreement with John B. Connally, III.   The agreement provides for a one-time issuance of 60,000,000 shares of common stock, a $25,000 cash signing bonus, and $10,000 cash compensation per month.   As of October 31, 2013, the stock had not been issued and the associated expense was accrued for $1,000,000.

NOTE 9 - SUBSEQUENT EVENTS

On November 12, 2013, the Company issued 3,000,000 shares of common stock to a third party for services rendered.   The stock was valued at $150,000.

On November 12, 2013, the Company issued 60,000,000 shares of common stock to John B. Connally III, pursuant to the aforementioned consulting agreement (see Note 8 above).

On November 26, 2013, the Company issued 23,480,004 shares of common stock related to cash and subscriptions received during October 2013 (see Note 4 above).

During November 2013 through January 2014, the Company sold 9,050,000 shares of common stock at $0.05 per share for $452,500.

On January 22, 2014, the Company entered into a Contract for Sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights  (the “Acquired Interest”).  In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2014, the Board of Directors, appointed LBB & Associates Ltd, LLP to be the Company’s independent registered public accountant for the fiscal year ending October 31, 2013.  Concurrent with the appointment of LBB & Associates Ltd, LLP, the Board of Directors dismissed M&K CPAS, PLLC, which served as the Company’s independent registered public accountant for the fiscal years ended October 31, 2012 and 2011.

The report of M&K CPAS, PLLC on the Company’s financial statements for the two (2) most recent fiscal years ended October 31, 2012 and 2011 and any subsequent interim periods preceding such resignation, declination or dismissal did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.  During the Company’s two most recent fiscal years ended October 31, 2012 and 2011, there was no disagreement between the Company and M&K CPAS, PLLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of M&K CPAS, PLLC, would have caused M&K CPAS, PLLC to make reference thereto in its report on the Company’s audited financial statements.  There was a disagreement during the subsequent period through to the date of M&K CPAS, PLLC’s termination.

The disagreement between the Company and M&K CPAS, PLLC is in connection with the audit of the Company’s financial statements for the fiscal year ended October 31, 2013.  The disagreement concerned the fair value of (i) shares of common stock issued to an employee for services and (ii) shares of common stock issued to a consultant for services.  The view of M&K CPAS, PLLC was that the fair market value of the common stock should be the last sale price of the Company’s common stock on the open-market, which was $0.45 and $0.75, for the Company to obtain a third party valuation or for the Company to obtain pre-clearance from the Securities and Exchange Commission.   The Company believes that the last sale price of the Company’s common stock is not a fair valuation of the stock at issue because (i) the Company’s common stock is thinly and sporadically traded with actual trading occurring on less than 20 trading days over the last six month period and an aggregate trading volume for that six-month period was 133,020 shares, and (ii) the share of common stock issued to the employee and the consultant are restricted shares subject to Rule 144.  The Company believes that the better valuation is the price a third party investor was willing to pay to acquire the Company’s restricted stock at or near the time of the Company’s decision to issue the shares to the employee and the consultant, thus negating the need for a third party valuation.   The Board’s decision to issue shares to the employee occurred on September 24, 2013, at which time the Company was raising funds in an arms-length private placement at $0.00034 per share (giving effect to the Company’s subsequent 3-for-1 forward split), pursuant to which shares were issued upon closing which occurred on October 8, 2013.  The Board’s decision to issue shares to the consultant occurred on October 11, 2013, at which time the Company was raising funds in a second arms-length private placement at $0.05 per share (giving effect to the Company’s subsequent 3-for-1 forward split), pursuant to which shares were issued upon the initial closing which occurred on December 2, 2013. Therefore, based upon the price investors were willing to pay to purchase shares of the Company’s restricted stock when the stock was issued to the employee, the Company believes that the value of the shares to the employee should be $0.00034 per share; and the value of the shares to the consultant should be $0.05 per share.  The Company's Board of Directors has discussed the subject matter of this disagreement with M&K CPAS, PLLC which, as of the date of this Current Report, remains unresolved. The Company has authorized M&K CPAS, PLLC to communicate and respond fully to the inquires by LBB & Associates Ltd, LLP concerning the subject matter of this disagreement.

Notwithstanding the foregoing, there were no other disagreements between the Company and M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K CPAS, PLLC., would have caused M&K CPAS, PLLC. to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements; and there were no other reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As reported above, on January 24, 2014, the Board of Directors appointed LBB & Associates Ltd, LLP to be the Company’s independent registered public accountant for the fiscal year ending October 31, 2013. During the two most recent completed fiscal years and through January 24, 2014, neither the Company nor anyone on its behalf consulted with LBB & Associates Ltd, LLP regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advice that LBB & Associates Ltd, LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or (iii) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of October 31, 2013, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our sole executive officer and director and his respective age, position and biographical information is set forth below.

Name	Age	Title
James M. Askew	47	Chief Executive Officer, Chief Financial Officer and Director

Mr. Askew has served as the sole officer and sole director of the Company since September 2013.  From June 2012 until May 2013, Mr. Askew served as sole officer of GulfSlope Energy, Inc. and has served as a director of GulfSlope Energy, Inc. since June 2012. Mr. Askew has served as an independent oil and gas investor since March 2008. Prior thereto, Mr. Askew served as president of EnerGulf Resources Inc. (ENG:TSX.V, “EnerGulf”) from November 2003 through March 2008, and as a director of EnerGulf from August 2002 until March 2008. During his service at EnerGulf, Mr. Askew was involved in a variety of oil and gas exploration projects focused in Texas, South America, and Africa. Mr. Askew provides the board with leadership and management knowledge.

Board Committees and Meetings

The Company does not maintain an audit committee, compensation committee or nominating committee, and the Board performs the functions of such committees. Because the Company has one director, the Board has determined that it is not necessary to have a standing nominating committee or procedures for submitting shareholder nominations. Furthermore, we have not designated any member of the Board of Directors as an audit committee financial expert because we are not required to do so at this time.

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended October 31, 2013.  During the fiscal year ended October 31, 2013, the Board of Directors did not hold any meetings and acted by written consent.

Independent Directors

We currently only have one director who also serves as our sole officer.  Therefore, we do not currently have any directors who are considered “independent” as such term is defined in the NASDAQ Global Market listing standards. We believe that retaining an independent director or directors at this time would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.  Moving forward, at such time the Board of Directors deems independent directors desirable, or that we are required to have independent directors, either as a result of our listing on NASDAQ, the NYSE or a similar market or exchange, or that we are otherwise required by applicable law to have independent director, we will promptly take steps to appoint such independent directors.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of our Code of Ethics is filed as an exhibit to our Annual Report.

Involvement in Certain Legal Proceedings

There are currently no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, in which any of the above referenced directors or officers is a party adverse to the Company or has a material interest adverse to the Company.  Furthermore, during the past ten years, none of the Company's officers or directors described above were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended October 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation	Total
James Askew (1)	2013	$140,000	$675,000	$23,000	(2)	$--	$--	$838,000
CEO	2012	$--	$--	$--		$--	$--	$--

Roxana Gloria Candela Calixto (1)	2013	$--	$--	$--		$--	$--	$--
CEO	2012	$--	$--	$--		$--	$--	$--

(1)	Mr. Askew became Chief Executive Officer on September 24, 2013 concurrent with the resignation of Mrs. Calixto as Chief Executive Officer.
(2)	Pursuant to Mr. Askew’s employment agreement, the Company issued Mr. Askew 69,000,000 shares of the Company’s common stock valued at $23,000.

Our executive officers and directors did not receive any other compensation as directors or officers.

Employment and Consulting Arrangements

In September 2013, the Company entered into a one-year employment arrangement with Mr. Askew, providing for a monthly salary of $35,000 and a sign-on bonus of $75,000.  Mr. Askew was also issued 69,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered.  In October 2013, the Company awarded a $600,000 bonus to James M. Askew, Chief Executive Officer of the Company for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement);

In October 2013, the Company entered into a one-year consulting arrangement with John Connally, providing for a monthly salary of $10,000 and a sign-on bonus of $25,000.  Mr. Connally was also issued 60,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended October 31, 2013.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at October 31, 2013.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2013 and 2012, the directors of the Company were not compensated for their services as directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of the date of this Annual Report, there were 295,530,004 shares of common stock deemed issued and outstanding.

Unless otherwise stated, beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or group of persons, the number of shares beneficially owned by such person or group of persons is deemed to include the number of shares beneficially owned by such person or the members of such group by reason of such acquisition rights, and the total number of shares outstanding is also deemed to include such shares (but not shares subject to similar acquisition rights held by any other person or group) for purposes of that calculation. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for each of the beneficial owners is the Company’s address.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
James M. Askew	69,000,000	23.3%
All directors & executive officers as a group (1 person)	69,000,000	23.3%

Shareholders of Greater Than 5%:
John B. Connally III	60,000,000	20.3%
Coppinger Ltd. (1)	60,000,000	20.3%
White Horse Capital	30,000,000	10.2%
Blue Horizon Holdings	30,000,000	10.2%

(1)   This includes 15 million shares of Common Stock acquired by Coppinger, Ltd. from Roxana Gloria Candela Calixto, which, as of February 10, 2014, have not been transferred on the books and records of the Company.

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 295,530,004 shares are issued and outstanding as of the date of this Annual Report.  We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders.  The holders of common stock have the sole right to vote, except as otherwise provided by law or by our certificate of incorporation, including provisions governing any preferred stock.  The common stock does not have any cumulative voting, preemptive, subscription or conversion rights.  Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by our board of directors, out of funds legally available.  In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future public offering to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Preferred Stock

We are authorized to issue 50 million shares of “blank check” preferred stock, none of which are issued and outstanding.  We have no present plans for the issuance thereof. Our board of directors has the authority, without action by our stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the preferred stock. However, these effects might include:

•	restricting dividends on the common stock;
•	diluting the voting power of the common stock;
•	impairing the liquidation rights of the common stock; and
•	delaying or preventing a change in control without further action by the stockholders.

Options, Warrants and Convertible Notes

No derivative securities are issued and outstanding.

Indemnification of Directors and Officers

Section 718.7502 of the Nevada Revised Statutes (“NRS”) provides, in general, that a corporation incorporated under the laws of the State of Nevada, as we are, may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than a derivative action by or in the right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person (a) is not liable pursuant to Section 73.138 of the NRS, and (b) acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. In the case of a derivative action, a Nevada corporation may indemnify any such person against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person (a) is not liable pursuant to Section 73.138 of the NRS, and (b) acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation.

Our Articles of Incorporation and Bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the NRS, as amended from time to time, subject to any permissible expansion or limitation of such indemnification, as may be set forth in any stockholders’ or directors’ resolution or by contract. In addition, our director and officer indemnification agreements with each of our directors and officers provide, among other things, for the indemnification to the fullest extent permitted or required by Nevada law.  Any repeal or modification of these provisions approved by our stockholders will be prospective only and will not adversely affect any limitation on the liability of any of our directors or officers existing as of the time of such repeal or modification.  We are also permitted to maintain insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the NRS would permit indemnification.

Anti-Takeover Effect of Nevada Law,

Business Combinations
The “business combination” provisions of Sections 78.411 to 78.444, inclusive, of the Nevada Revised Statutes, or NRS, prohibit a Nevada corporation with at least 200 stockholders from engaging in various “combination” transactions with any interested stockholder: for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved by the board of directors prior to the date the interested stockholder obtained such status; or after the expiration of the three-year period, unless:

•	the transaction is approved by the board of directors or a majority of the voting power held by disinterested stockholders, or

•
the consideration to be paid by the interested stockholder is at least equal to the highest of: (a) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which it became an interested stockholder, whichever is higher, (b) the market value per share of common stock on the date of announcement of the combination and the date the interested stockholder acquired the shares, whichever is higher, or (c) for holders of preferred stock, the highest liquidation value of the preferred stock, if it is higher.

A “combination” is defined to include mergers or consolidations or any sale, lease exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions, with an "interested stockholder" having: (a) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (b) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (c) 10% or more of the earning power or net income of the corporation.

In general, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 10% or more of a corporation’s voting stock. The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire our company even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Control Share Acquisitions

The “control share” provisions of Sections 78.378 to 78.3793, inclusive, of the NRS, which apply only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada, prohibit an acquirer, under certain circumstances, from voting its shares of a target corporation’s stock after crossing certain ownership threshold percentages, unless the acquirer obtains approval of the target corporation’s disinterested stockholders. The statute specifies three thresholds: one-fifth or more but less than one-third, one-third but less than a majority, and a majority or more, of the outstanding voting power. Once an acquirer crosses one of the above thresholds, those shares in an offer or acquisition and acquired within 90 days thereof become “control shares” and such control shares are deprived of the right to vote until disinterested stockholders restore the right. These provisions also provide that if control shares are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power, all other stockholders who do not vote in favor of authorizing voting rights to the control shares are entitled to demand payment for the fair value of their shares in accordance with statutory procedures established for dissenters’ rights.

Our Articles of Incorporation state that we have elected not to be governed by the “control share” provisions, therefore, they currently do not apply to us.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, whose address is 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2013, we entered into a one-year employment arrangement with Mr. Askew, providing for a monthly salary of $35,000 and a sign-on bonus of $75,000.  Mr. Askew was also issued 69,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered.  In October 2013, the Company awarded a $600,000 bonus to James M. Askew, Chief Executive Officer of the Company for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement);

In October 2013, the Company entered into a one-year consulting arrangement with John Connally, providing for a monthly salary of $10,000 and a sign-on bonus of $25,000.  Mr. Connally was also issued 60,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered.

During the fiscal years ended October 31, 2013 and 2012, Roxana Gloria Candela Calixto advanced the Company a total of $52,152 and $31,954, respectively.

The Company’s legal counsel, Brewer & Pritchard, P.C., and members of that firm were issued an aggregate of 3 million shares of common stock for services rendered to the Company in October 2013, valued at $0.0003 per share.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2013 and 2012.   M&K CPA, PLLC was our principal accountants for the year ended October 31, 2012 and LBB & Associates Ltd., LLP are our principal accountants for the ended October 31, 2013.

Fee category	2013	2012

Audit fees	$10,800	$-
Audit-related fees	-	5,750
Tax fees	-	-
All other fees	-	-

Total fees	$10,800	$5,750

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen.
10.1*(1)	Employment Agreement, by and between the Company and James M. Askew.
10.2(1)	Consulting Agreement by and between the Company and John Connally.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4(1)	Form of Subscription Agreement.
14.1(1)	Code of Ethics.
16.1	Letter of M&K CPAS, PLLC to the SEC dated January 30, 2014, incorporated by reference to Exhibit 16.1 of Form 8-K filed January 30, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year  ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

*  Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date:	February 13, 2014	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director