Form 10-K/A
period 2013-10-31
Texas South Energy, Inc.
filed 2014-03-24
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-171064
TEXAS SOUTH ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Nevada	99-0362471
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the twelve months ended October 31, 2013, as filed on February 13, 2013 (the “Original Filing”), to correct the following:

•
In Item 1, Section “Effect of Existing or Probable Governmental Regulations on our Business”, we have added disclosure to state the Company has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) as it pertains to an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

•
The report of independent auditors has been revised to clearly disclose that the audit of the financial statements for the period from March 15, 2010 (inception) to October 31, 2012 were audited by other auditors.

•
In the Notes to the Financial Statements, Note 8 “Commitments and Contingencies” has been revised to properly reflect stock compensation expense related to a consulting agreement in October 2013.   The accrued expense amount as of October 31, 2013 was $3,000,000 (previously disclosed as $1,000,000 in the Original Filing).  The $3,000,000 was properly reflected in the financial statements in the Original Filing.

•
In the Notes to the Financial Statements, Note 9 “Subsequent Events” has been revised to disclose how the Company is accounting for acquired mineral interests, including how the Company determined the fair value of the shares issued in association with the acquisition.

This Amendment on Form 10-K/A only amends the Original Filing as noted above. This Amendment does not affect any other parts of or exhibits to the Original Filing. Except for the amendments described above, this Amendment on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.

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

Business and Acquisition Strategy

Our primary business strategy includes:

•             Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale. The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the "source rock," or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

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

•             Expand and diversify our interests to property located outside the Eagle Ford Shale.   We intend to acquire interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We will consider acquisitions that serve as a platform for complementary acquisitions .

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

Waste Discharge .  The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions .   The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities.

Oil Pollution Act .   The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

National Environmental Policy Act .  Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

Worker Safety .   The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Safe Drinking Water Act .   The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

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

Sarbanes/Oxley Act .    Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

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

As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we are electing not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Texas South Energy, Inc.
(formerly Inka Productions Corp.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Texas South Energy, Inc (formerly Inka Productions Corp.) (the “Company”) as of October 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2013 and for the period from March 15, 2010 (inception) through October 31, 2013. We did not audit the financial statements for the period from March 15, 2010 (inception) to October 31, 2012. Those financial statements were audited by other auditors whose report dated February 12, 2013, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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
LBB & Associates Ltd., LLP
Houston, Texas
February 10, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Inka Productions Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Texas South Energy, Inc (formerly Inka Productions Corp.) (the “Company”) as of October 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2013 and for the period from March 15, 2010 (inception) through October 31, 2013. We did not audit the financial statements for the period from March 15, 2010 (inception) to October 31, 2012. Those financial statements were audited by other auditors whose report dated February 12, 2013, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

On October 11, 2013, the Company entered into a one-year consulting agreement with John B. Connally, III.   The agreement provides for a one-time issuance of 60,000,000 shares of common stock, a $25,000 cash signing bonus, and $10,000 cash compensation per month.   As of October 31, 2013, the stock had not been issued and the associated expense was accrued for $3,000,000.

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

On January 22, 2014, the Company entered into a Contract for Sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights. The Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000.   Management valued the shares at $0.05 per share based on its recent sales of common stock.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen.
10.1* (1)	Employment Agreement, by and between the Company and James M. Askew.
10.2 (1)	Consulting Agreement by and between the Company and John Connally.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4 (1)	Form of Subscription Agreement.
14.1 (1)	Code of Ethics.
16.1	Letter of M&K CPAS, PLLC to the SEC dated January 30, 2014, incorporated by reference to Exhibit 16.1 of Form 8-K filed January 30, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Texas South Energy, Inc.

Date:	March 21, 2014	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director