Form 10-Q
period 2014-01-31
Texas South Energy, Inc.
filed 2014-03-24
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-171064

TEXAS SOUTH ENERGY, INC.
(Exact name of registrant as specified in its charter)

Inka Productions Corp.
(Former Name)

Nevada	99-0362471
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3 Riverway, Suite 1800 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 209-2950
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]   No [X]

As of March 18, 2014, the registrant’s outstanding common stock consisted of 326,138,004 shares.

TEXAS SOUTH ENERGY, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited). Unaudited Statements of Operations for the three months ended January 31, 2014 and 2013, and from inception (March 15, 2010) to January 31, 2014. Unaudited Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and from inception (March 15, 2010) to January 31, 2014. Unaudited Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4.	Controls And Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information:	8
Item 6.	Exhibits	9
Item 7.	Signature	9

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K filed on February 13, 2014 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

3

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
January 31, 2014

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

F-1

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31, 2014	October 31, 2013
ASSETS

CURRENT ASSETS
Cash	$168,052	$374,086
Prepaid expenses	-	10,838
TOTAL CURRENT ASSETS	168,052	384,924

Oil & Gas Property	370,000	-
TOTAL ASSETS	$538,052	$384,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,627	$27,677
Accrued expenses	-	3,030,244
Due to related party (Note 7)	52,152	52,152
TOTAL CURRENT LIABILITIES	73,779	3,110,073

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	-	-
Common stock (Note 6)
Authorized 950,000,000 shares of common stock, $0.001 par value,
Issued and outstanding at January 31, 2014 and October 31, 2013 286,480,004 and 198,000,000 shares of common stock	286,480	198,000
Additional Paid in Capital	4,052,242	(134,278)
Additional Paid in Capital – shares to be issued	452,500	1,174,000
Deficit accumulated during the exploration stage	(4,326,949)	(3,962,871)
Total Stockholders’ Equity (Deficit)	464,273	(2,725,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$538,052	$384,924

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	March 15, 2010 (Inception) to January 31, 2014

EXPENSES

General and administrative expenses	$364,078	$11,216	$4,326,949

NET LOSS	$(364,078)	$(11,216)	$(4,326,949)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	269,333,481	24,000,000

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited )

	Three months ended January 31, 2014	Three months ended January 31, 2013	March 15, 2010 (Inception) to January 31, 2014
Net loss	$(364,078)	$(11,216)	$(4,326,949)
A Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Non-cash interest	-	-	2,722
Stock compensation expense	-	-	23,000
Decrease in prepaid expenses	10,838	-	-
Increase in accounts payables and accrued liabilities	(35,294)	7,662	3,022,627

NET CASH USED IN OPERATING ACTIVITIES	(388,534)	(3,554)	(1,278,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	(270,000)	-	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	(270,000)	-	(270,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (issued)	-	-	1,212,000
Proceeds from sale of common stock (to be issued)	452,500	-	452,500
Increase in due to related party	-	6,500	52,152

NET CASH PROVIDED BY FINANCING ACTIVITIES	452,500	6,500	1,716,652

NET INCREASE (DECREASE) IN CASH	(206,034)	2,946	168,052

CASH, BEGINNING OF PERIOD	374,086	540	-

CASH, END OF PERIOD	$168,052	$3,486	$168,052

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Activity:
Issuance of Founder’s shares	$-	$-	$5,000
Issuance of shares for oil & gas property	$100,000	$-	$100,000
Issuance of shares for accrued compensation	$3,001,000	$-	$3,001,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
 [An Exploration Stage Company]
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc., formerly known as “Inka Productions Corp.”, (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company had initially intended to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  On September 24, 2013, there was a change in control of the Company.  On October 7, 2013, the board of directors and majority shareholders of the Company approved an amendment changing the name of the Company to “Texas South Energy, Inc.”   The Company is engaged in the oil and gas business.

The Company is an exploration stage company that has limited operating history and has earned no revenues.  Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred losses since inception totaling $4,326,949.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

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

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to numerous third parties for services (see Note 6).

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

Accounting for Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties.   Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of January 31, 2014, the Company's oil and gas properties consisted of capitalized acquisition cost for unproved mineral rights.

Recent Accounting Pronouncements
Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated losses since Inception (March 15, 2010) through January 31, 2014, of $4,326,949.  The Company will be dependent upon the raising of additional capital through placement of our common and/or preferred stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of January 31, 2014, the Company had issued 137,480,004 at prices ranging from $0.003 to $0.05 per share, for net funds to the Company of $1,664,500.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – OIL & GAS PROPERTY

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

NOTE 6 – COMMON STOCK

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

During October 2013, the Company received cash and subscriptions to purchase 23,480,004 shares of common stock at $0.05 per share for $1,174,000 cash.   The shares were unissued as of October 31, 2013, and were reflected in the financial statements as “Additional Paid in Capital – Shares to be issued”.   The shares were subsequently issued in November 2013.

During November 2013 through January 2014, the Company received cash and subscriptions to purchase 9,050,000 shares of common stock at $0.05 per share for $452,500 cash.   The shares were unissued as of January 31, 2014, and are reflected in the financial statements as “Additional Paid in Capital – Shares to be issued”.   The shares were subsequently issued in February and March 2014.

As of January 31, 2014, the Company has not granted any stock options.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of January 31, 2014 and October 31, 2013 the Company had received advances from a prior Director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.  Imputed interest of $2,722 was recorded as donated capital during the twelve months ended October 31, 2013.

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew.  The agreement provides for a one-time issuance of 69,000,000 shares of common stock, a $75,000 cash signing bonus, and $35,000 cash compensation per month.   Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013.   The stock was valued at $23,000 based upon the Company’s recent stock sales.  In October 2013, the Company awarded a $600,000 cash bonus to Mr. Askew for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.   On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes.

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  The Company’s chief executive officer and sole director is also a director of Gulfslope.  Under the terms of the farm-out letter agreement, the Company will acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope on or before by April 11, 2014.  In addition, the Company has also agreed to pay its proportionate share of the net rental costs related to the Prospects.  Failure of GulfSlope to deliver the 20% working interest in the Prospects to the Company by August 1, 2014 will allow the Company, at its option, to request a refund of payments made to date (subject to a pro-rata optional refund upon partial delivery of Prospects).  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew.  Among other compensation (see Note 7 above), the agreement provides for $35,000 cash compensation per month.   On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.   On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes.

On October 11, 2013, the Company entered into a one-year consulting agreement with John B. Connally, III.   The agreement provides for a one-time issuance of 60,000,000 shares of common stock, valued at $3,000,000, $25,000 cash signing bonus, and $10,000 cash compensation per month. The stock was issued in November 2013.

In connection with the Company’s funding obligations pursuant to the farm-out letter agreement (see Note 7 above), on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share.  The Notes are governed by the note agreement (the “Note Agreement”).   The Notes will mature on August 15, 2014, unless converted, at which time the principal and interest will be due. The Notes accrue interest at 1% per annum.  The noteholder may convert the Notes at any time.  The principal and accrued but unpaid interest on the Notes shall automatically convert upon the Company’s receipt, on or before August 1, 2014, of a 20% working interest in the Prospects.  If the Company receives less than a 20% working interest in the Prospects, then the principal and accrued but unpaid interest shall be automatically converted on a pro rata basis.  Pursuant to the Note Agreement, the noteholders have agreed to fund the proceeds of the Notes in three tranches.  The noteholders have funded $6,500,000 to date.  The noteholders may fund up to an additional $3,500,000 by April 11, 2014.

NOTE 9 – SUBSEQUENT EVENTS

During February and March the Company issued the 9,050,000 shares that were subscribed but unissued as of January 31, 2014 (see NOTE 6 above).

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  The Company’s chief executive officer and sole director is also a director of Gulfslope.   See Related Parties Transactions Note 7 above.

On March 17, 2014, the Company (i) amended the employment agreement with its director and chief executive officer James Askew to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term, and (ii) entered into an indemnification agreement with its chief executive officer tracking the statutory provisions of the Nevada Statutes.

During February and March 2014, the Company sold 30,608,000 shares of common stock at $0.05 per share for $1,530,400.

On March 21, 2014, the Company acquired 5 million shares of restricted GulfSlope Energy, Inc. common stock from James M. Askew for a purchase price of $268,000.

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

In January 2014, we acquired our first mineral interest, which consists of a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County, Texas.   To date, no economically viable oil and gas reserves have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.  We are an exploration stage company that has limited operating history and has earned no revenues.

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

Our Current Onshore Mineral Interests

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  To date, no economically viable oil and gas reserves have been discovered on our acreage, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage.

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

In addition, in connection with this acquisition, we acquired the right to lease 100% of the mineral rights underlying the 86.69 acres to any third party; so long as such lease requires a royalty payment of at least 1/6 of the oil and gas produced from the property to the owners of the mineral rights.   We believe this right will provide us with additional leverage entering into any potential future lease.

Our Current Offshore Contractual Interests and Investment

On  March  10,  2014,  the  Company entered  into a  farm  out  letter  agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects (the "Prospects") located within   2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company will acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope on or before by April 11, 2014.  In addition, the Company has also agreed to pay its proportionate share of the net rental costs related to the Prospects.  Failure of GulfSlope to deliver the 20% working interest in the Prospects to the Company by August 1, 2014 will allow the Company, at its option, to request a refund of payments made to date (subject to a pro-rata optional refund upon partial delivery of Prospects).  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a director and beneficial owner of 8.8% of the common stock of GulfSlope.  On March 21, 2014, the Company acquired 5 million shares of restricted GulfSlope Energy, Inc. common stock from James M. Askew for a purchase price of $268,000.

Business and Acquisition Strategy

Our primary business strategy includes:

●    Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale.   The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the "source rock," or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

●     Pursuing royalty opportunities.   We will consider opportunities to expand our interest through acquisitions of oil and gas reserves, existing royalty interests or other passive investments in oil and gas properties.  We will consider opportunities that we believe will maximize income from royalty based arrangements. We plan to pursue royalty opportunities that are complementary to our business plan.

●     Expand and diversify our interests to property located outside the Eagle Ford Shale, including in the Gulf of Mexico.   We intend to acquire interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We entered into a farm-out letter agreement with GulfSlope in March 2014.  We will consider acquisitions that serve as a platform for complementary acquisitions.

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

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $168,052 and a working capital surplus of $94,273.  Our accumulated deficit from inception (March 15, 2010) to January 31, 2014 was $4,326,949.  Our net loss of $364,078 for the three months ended January 31, 2014 was mostly funded by funds raised from equity financings since September 2013.  During the three months ended January 31, 2014 our cash position decreased by $206,034.

In connection with the Company's funding obligations pursuant to the farm-out letter agreement, on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the "Notes"), convertible into shares of the Company's common stock at a conversion price of $0.20 per share.  The Notes are governed by the note agreement (the "Note Agreement").  The Notes will mature on August 15, 2014, unless converted, at which time the principal and interest will be due.  The Notes accrue interest at 1% per annum.  The noteholder may convert the Notes at any time.  The principal and accrued but unpaid interest on the Notes shall automatically convert upon the Company's receipt, on or before August 1, 2014, of a 20% working interest in the Prospects.  If the Company receives less than a 20% working interest in the Prospects, then the principal and accrued but unpaid interest shall be automatically converted on a pro rata basis.  Pursuant to the Note Agreement, the noteholders have agreed to fund the proceeds of the Notes in three tranches.  The noteholders have funded $6,500,000 to date.  The noteholders may fund up to an additional $3,500,000 by April 11, 2014.

We will need additional financing to carry out our business plan.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months Ended January 31, 2014 compared to the Three months ended January 31, 2013

We had no sales during the three month periods ended January 31, 2014 and January 31, 2013.   General and administrative expenses were $364,078 for the three months ended January 31, 2014, compared to $11,216 for the three months ended January 31, 2013.  The increase in general and administrative expenses of approximately $353,000 for the three months ended January 31, 2014 compared to the three months ended January 31, 2013 was primarily attributed to an increase in consulting fees, legal and accounting professional fees, and travel expenses.

We had a net loss of $364,078 for the three months ended January 31, 2014, compared to $11,216 for the three months ended January 31, 2013.  The increase in net loss of approximately $353,000 was due to the increase in aforementioned general and administrative expenses.

The basic and diluted loss per share for the three months ended January 31, 2014 and 2013 was $0.00.

As of January 31, 2014, the Company’s cash balance was $168,052, compared to a cash balance of $374,086 as of October 31, 2013.   At January 31, 2014, the Company’s assets consisted of $168,052 cash, and $370,000 oil and gas property.  At October 31, 2013, the Company’s assets consisted of $374,086 cash and $10,838 prepaid expenses.

Cash flow from Operating Activities

During the three months ended January 31, 2014, we used cash of $388,534 for operating activities as compared to cash of $3,554 used during the three months ended January 31, 2013.  The increase in cash used for operating activities during the year was primarily due to payment of normal general and administrative expenses incurred during the three month period.

Cash flow from Investing Activities

During the three months ended January 31, 2014, we used $270,000 cash to acquire mineral rights.   During the three months ended January 31, 2013, we used no cash in investing activities.

Cash flow from Financing Activities

During the three months ended January 31, 2014, we received proceeds of $452,500 from financing activities compared with none during the three months ended January 31, 2013.  The increase is attributed to approximately funds raised in the sale of the Company’s common stock during 2014.

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Interim Report. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Interim Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of January 31, 2014, our internal control over financial reporting was effective.

This Interim Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Interim Report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On March 17, 2014, the Company (i) amended the employment agreement with its director and chief executive officer James Askew to extend the term for one year, expiring September 2015, and to provide  that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term, and (ii) entered into an indemnification agreement with its chief executive officer tracking the statutory provisions of the Nevada Statutes.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Farm-Out Letter Agreement
10.2	Note Agreement, as amended
10.3	Amendment No. 1 to Employment Agreement
10.4	Indemnification Agreement
10.5	Assignment Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: March 21, 2014	By:	/s/ James Askew
James Askew
PresidentChief Executive Officer, Secretary Treasurer, Chief Financial Officer and Director

