Form 10-K/A
period 2013-10-31
Texas South Energy, Inc.
filed 2014-04-08
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 2 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the twelve months ended October 31, 2013, as filed on February 13, 2014 (the “Original Filing”), as amended by  Amendment No. 1 thereto filed on March 24, 2014 (“First Amendment”), to correct the following:

•
The report of independent auditors has been revised to clarify that LBB & Associates Ltd., LLP (our current auditors) did not audit the balance sheet as of October 31, 2012, or the statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from March 15, 2010 (inception) to October 31, 2012, as those financial statements and cumulative totals were audited by the Company’s prior auditors, whose audit report dated February 12, 2013 is included in this filing.

•
Add the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the First Amendment.   Such certifications, currently dated, are attached hereto as Exhibits 31.1 and 32.1 to this Amendment No. 2.

This Amendment No. 2 on Form 10-K/A only amends the Original Filing and the Amendment No. 1 as noted above. This Amendment No. 2 does not affect any other parts of or exhibits to the Original Filing or the Amendment No. 1. Except for the amendments described above, this Amendment No. 2 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing or Amendment No. 1 have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing or Amendment No. 1, and such forward-looking statements should be read in their historical context.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Texas South Energy, Inc.
(formerly Inka Productions Corp.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Texas South Energy, Inc (formerly Inka Productions Corp.) (the “Company”) as of October 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2013 and for the period from March 15, 2010 (inception) through October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of October 31, 2012, or the statements of operations, stockholders’ deficit and cash flows for the period from March 15, 2010 (inception) to October 31, 2012, which totals reflected a deficit of $55,895 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated February 12, 2013, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

Texas South Energy, Inc.

Date:	April 8, 2014	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director