Form 10-K/A
period 2013-10-31
Texas South Energy, Inc.
filed 2014-04-25
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 4 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the twelve months ended October 31, 2013, as filed on February 13, 2014 (the “Original Filing”), as amended by  Amendment No. 1 thereto filed on March 24, 2014 (“First Amendment”), and as amended by Amendment No. 2 thereto filed on April 8, 2014 (“Second Amendment”), and as amended by Amendment No. 3 thereto filed on April 17, 2014 (“Third Amendment,” collectively with the First Amendment and Second Amendment, the “Amendments”), to correct the following:

The report of independent auditors has been revised to clarify that M&K CPAS, PLLC audited the Company’s balance sheets as of October 31, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended October 31, 2012 and 2011 and for the period from March 15, 2010 (inception) through October 31, 2012.

This Amendment No. 4 on Form 10-K/A only amends the Original Filing and the Amendments as noted above. This Amendment No. 4 does not affect any other parts of or exhibits to the Original Filing or the Amendments. Except for the amendments described above, this Amendment No. 4 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing or Amendments have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing or Amendments, and such forward-looking statements should be read in their historical context.

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

Texas South Energy, Inc.

Date:	April 24, 2014	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director