Form 10-Q
period 2014-04-30
Texas South Energy, Inc.
filed 2014-06-16
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 13, 2014, the registrant’s outstanding common stock consisted of 326,138,004 shares.

TEXAS SOUTH ENERGY, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the financial statements for the year ended October 31, 2013.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2013, which are included in the Company’s annual report for the year ended October 31, 2013 (the “2013 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2013 Annual Report.

3

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
April 30, 2014

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30, 2014	October 31, 2013
ASSETS

CURRENT ASSETS
Cash	$914,908	$374,086
Prepaid expenses	11,450	10,838
Investment securities – available for sale	600,000	-
Advances - Mineral interests	6,500,000	-
TOTAL CURRENT ASSETS	8,026,358	384,924

Oil & Gas property	370,000	-
TOTAL ASSETS	$8, 396,358	$384,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,911	$3,057,921
Notes payable	6,508,000	-
Due to related party (Note 7)	52,152	52,152
TOTAL CURRENT LIABILITIES	6,623,063	3,110,073

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	-	-
Common stock (Note 6)
Authorized 950,000,000 shares of common stock, $0.001 par value,
Issued and outstanding at April 30, 2014 and October 31, 2013 326,138,004 and 198,000,000 shares of common stock, respectively	326,138	198,000
Additional paid-in capital	5,995,484	(134,278)
Additional paid-in capital – shares to be issued	50,000	1,174,000
Accumulated other comprehensive income	332,000	-
Deficit accumulated during the exploration stage	(4,930,327)	(3,962,871)
Total stockholders’ equity (deficit)	1,773,295	(2,725,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,396,358	$384,924

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	3 months ended	3 months ended	6 months ended	6 months ended	Cumulative results from inception (March 15, 2010) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
EXPENSES

General and administrative expense	595,837	4,514	959,914	15,731	4,922,785
Interest expense	7,542	-	7,542	-	7,542

NET LOSS	(603,379)	(4,514)	(967,456)	(15,731)	(4,930,327)

Other Comprehensive Income:
Unrealized gain on securities available for sale	332,000	-	332,000	-	332,000
Total Comprehensive Loss	$(271,379)	$(4,514)	$(635,456)	$(15,731)	$(4,598,327)

LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	312,857,163	8,000,000	290,588,898	8,000,000

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF CASHFLOWS

	Six months ended April 30, 2014	Six months ended April 30, 2013	March 15, 2010 (Inception) to April 30, 2014
Net loss	$(967,456)	$(15,731)	$(4,930,327)
A Adjustment to reconcile net loss to net cash used in operating activities
Non-cash interest	-	-	2,722
Stock compensation expense	-	-	23,000
Change in prepaid expenses	(612)	-	(11,450)
Change in accounts payable and accrued expenses	5,990	5,857	3,063,911

NET CASH USED IN OPERATING ACTIVITIES	(962,078)	(9,874)	(1,852,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(268,000)	-	(268,000)
Advances for mineral interests	(6,500,000)	-	(6,500,000)
Acquisition of oil and gas property	(270,000)	-	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	(7,038,000)	-	(7,038,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	6,508,000	-	6,508,000
Proceeds from sale of common stock (issued)	1,982,900	-	3,194,900
Proceeds from sale of common stock (to be issued)	50,000	-	50,000
Increase in due to related party	-	9,370	52,152
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,540,900	9,370	9,805,052

NET INCREASE (DECREASE) IN CASH	540,822	(504)	914,908

CASH, BEGINNING OF PERIOD	374,086	540	-

CASH, END OF PERIOD	$914,908	$36	$914,908

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Activity:
Issuance of shares for oil & gas property	$100,000	$-	$100,000
Issuance of shares for accrued compensation	$3,001,000	$-	$3,001,000

Unrealized gain on securities Available for sale	$332,000	$-	$332,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company had initially intended to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  On September 24, 2013, there was a change in control of the Company.  The Company is engaged in the oil and gas business.

The Company is an exploration stage company that has limited operating history and has earned no revenues.  Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred losses since inception totaling $4,930,327.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the financial statements for the year ended October 31, 2013.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2013, which are included in the Company’s annual report for the year ended October 31, 2013 (the “2013 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2013 Annual Report.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Investment Securities
Investment securities are composed of common stock of GulfSlope Energy, Inc. (see Note 7 below), and are classified as "available-for-sale".  Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fair Value
In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes
The Company has adopted ASC 740 for reporting purposes.  As of April 30, 2014, the Company had net operating loss carry forwards of approximately $1,907,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

Accounting for Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties.   Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of April 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Recent Accounting Pronouncements
Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated losses since Inception (March 15, 2010) through April 30, 2014, of $4,930,327.  The Company will be dependent upon the raising of additional capital through placement of our common and/or preferred stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of April 30, 2014, the Company had issued 326,138,004 shares of common stock at prices ranging from $0.003 to $0.05 per share, for net funds to the Company of $3,244,900.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTEREST

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company will acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope in accordance with GulfSlope's lease payment schedule.  As of April 30, 2014, the Company had paid $6,500,000 of the $10,000,000 resulting in a farm-out investment asset of $6,500,000.  In addition, the Company has also agreed to pay its proportionate share of the net rental costs related to the Prospects.  Failure of GulfSlope to deliver the acquired working interest in the Prospects to the Company by August 1, 2014 will allow the Company, at its option, to request a refund of payments made to date (subject to a pro-rata optional refund upon partial delivery of Prospects).  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

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

The Company’s financial instruments are cash, accounts payable, and investment securities.  The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.  The fair value of investment securities (common stock in GuflSlope Energy, Inc.) is based on 12 cents per share, derived from recent GulfSlope private placement financing transactions.  The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

NOTE 7 – COMMON STOCK

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

During October 2013, the Company received cash and subscriptions to purchase 23,480,004 shares of common stock at $0.05 per share for $1,174,000 cash.   The shares were unissued as of October 31, 2013, and were reflected in the financial statements as “Additional paid-in capital – shares to be issued”.  The shares were subsequently issued in November 2013.

During November 2013 through January 2014, the Company received cash and subscriptions to purchase 9,050,000 shares of common stock at $0.05 per share for $452,500 cash.  The shares were issued in February and March 2014.

During February and March 2014, the Company received cash for the sale of 30,608,000 shares of common stock at $0.05 per share for $1,530,400 cash.

In April 2014, the Company received cash and subscriptions for the issuance of 250,000 shares at $0.20 per share for $50,000.  The shares were unissued as of April 30, 2014, and are reflected in the financial statements as “Additional paid-in capital – shares to be issued”.

As of April 30, 2014, the Company has not granted any stock options.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of April 30, 2014 and October 31, 2013 the Company had received advances from a prior Director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.  Imputed interest of $2,722 was recorded as donated capital during the twelve months ended October 31, 2013.

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

On March 21, 2014, the Company acquired 5 million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.

NOTE 9 – NOTES PAYABLE

In connection with the Company’s funding obligations pursuant to the farm-out letter agreement (see Note 5 above), on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share.  The Notes are governed by the note agreement (the “Note Agreement”).  The Notes will mature on August 15, 2014, unless converted, at which time the principal and interest will be due. The Notes accrue interest at 1% per annum.  The noteholder may convert the Notes at any time.  The principal and accrued but unpaid interest on the Notes shall automatically convert upon the Company’s receipt, on or before August 1, 2014, of the acquired working interest in the Prospects.  If the Company receives less than its acquired working interest in the Prospects, then the principal and accrued but unpaid interest shall be automatically converted on a pro rata basis.  The noteholders have funded $6,508,000 as of April 30, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew.  Among other compensation (see Note 8 above), the agreement provides for $35,000 cash compensation per month.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.  On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes.

On October 11, 2013, the Company entered into a one-year consulting agreement with John B. Connally, III.   The agreement provides for a one-time issuance of 60,000,000 shares of common stock, valued at $3,000,000, $25,000 cash signing bonus, and $10,000 cash compensation per month. The stock was issued in November 2013.

NOTE 11 – SUBSEQUENT EVENTS

On or about June 12, 2014, the Company received approximately $700,000 of advances from third parties, the proceeds of which have been contributed to the Company’s obligations under the farm out agreement.

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

Business Overview

Beginning in September 2013, we changed our business plan from performing traditional Peruvian dances to an oil and gas royalties and leasing company focused primarily on properties in the Gulf Coast Region.   We plan to obtain and manage:  (1) existing royalty interests; (2) mineral rights, which we intend to lease to oil and gas operators in exchange for a royalty payment, and (3) other passive interests or rights in oil and gas properties.  Our focus is on identifying and acquiring mineral rights and royalty interests, which we believe will generate royalty or other passive income without significant ongoing expense to the Company.

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

Finally, because we do not intend to drill, produce or operate oil and gas properties, we do not intend to bear ordinary production and operating costs and will have limited direct exposure to risk associated with exploring and producing oil and gas; instead, those costs and risks will likely be borne by the owner or operator of the lease.  However, our potential royalty revenues, if any, may be negatively affected by any decreases in the operator’s production volumes and revenues due to these risks.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of April 30, 2014, no wells were drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the acreage.  If the lessee does not produce oil or gas in paying quantities by December 2014, the lease will terminate.  If the lease expires, Texas South will seek to extend our current lease or lease the mineral rights to another oil and gas operator, but can be uncertain as to whether it will obtain a new lease or a new lease on favorable terms.

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

Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects (the "Prospects") located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company will acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope in accordance with GulfSlope’s lease payment schedule.  As of April 30, 2014, the Company had paid $6,500,000 of the $10,000,000 under the farm out agreement.  The Company’s failure to fund the entire $10,000,000 will result in a proportionate reduction to the Company’s working interest percentage.  In addition, the Company has also agreed to pay its proportionate share of the net rental costs related to the Prospects.  Failure of GulfSlope to deliver the acquired working interest in the Prospects to the Company by August 1, 2014 will allow the Company, at its option, to request a refund of payments made to date (subject to a pro-rata optional refund upon partial delivery of Prospects).  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner of 8.8% of the common stock of GulfSlope.

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

Liquidity and Capital Resources

As of April 30, 2014, we had cash of $914,908 and a working capital surplus of $1,403,295.  Our accumulated deficit from inception (March 15, 2010) to April 30, 2014 was $4,930,327.  Our net loss of $967,456 for the six months ended April 30, 2014 was mostly funded by proceeds raised from equity financings since September 2013.  During the six months ended April 30, 2014 our cash position increased by $540,822.

In connection with the Company's funding obligations pursuant to the farm-out letter agreement, on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the "Notes"), convertible into shares of the Company's common stock at a conversion price of $0.20 per share.  The Notes are governed by the note agreement (the "Note Agreement").  The Notes will mature on August 15, 2014, unless converted, at which time the principal and interest will be due.  The Notes accrue interest at 1% per annum.  The noteholder may convert the Notes at any time.  The principal and accrued but unpaid interest on the Notes shall automatically convert upon the Company's receipt, on or before August 1, 2014, of the acquired working interest in the Prospects.  If the Company receives less than its required interest working interest in the Prospects, then the principal and accrued but unpaid interest shall be automatically converted on a pro rata basis.  The noteholders have funded $6,508,000 as of April 30, 2014.

On or about June 12, 2014, the Company received approximately $700,000 of advances from third parties, the proceeds of which have been contributed to the Company’s obligations under the farm out agreement.  To date $7.2 million has been funded under the farm-out agreement.

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

Results of Operations for the Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

We had no sales during the three month periods ended April 30, 2014 and April 30, 2013.  General and administrative expenses were $595,837 for the three months ended April 30, 2014, compared to $4,514 for the three months ended April 30, 2013.  The increase in general and administrative expenses of approximately $591,000 for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 was primarily attributed to an increase in consulting fees, legal and accounting professional fees, compensation expense and travel expenses.  Interest expense was $7,542 for the three months ended April 30, 2014, compared to no interest expense in the prior year.  The increase in interest expense is due to the convertible notes.

We had a net loss of $603,379 for the three months ended April 30, 2014, compared to $4,514 for the three months ended April 30, 2013.  The increase in net loss of approximately $599,000 was due to the increase in the aforementioned general and administrative expenses.

The basic and diluted loss per share for the three months ended April 30, 2014 and 2013 was $0.00.

We recorded other comprehensive income of $332,000 for the three months ended April 30, 2014.  This represents an unrealized gain on the 5,000,000 shares of GulfSlope Energy Inc. common stock our Company purchased from our sole officer and director James Askew in March 2014.  No other comprehensive income was recorded during the three months ended April 30, 2013.

As of April 30, 2014, the Company’s cash balance was $914,908, compared to a cash balance of $374,086 as of October 31, 2013. Total assets increased by $8,011,434 from October 31, 2013 to April 30, 2014. This increase is driven by the new farm out investment of $6,500,000 in March 2014. The increase is also attributable to the acquisition of $268,000 of restricted GulfSlope Energy, Inc. common stock in March 2014. In January 2014 we acquired a 37.5% interest in mineral rights in Lavaca County, Texas for $370,000, which included the oil and gas rights, in exchange $270,000 in cash and common stock valued at $100,000.

Results of Operations for the Six Months Ended April 30, 2014 Compared to the Six Months Ended April 30, 2013

We had no sales during the six month periods ended April 30, 2014 and April 30, 2013.  General and administrative expenses were $959,914 for the six months ended April 30, 2014, compared to $15,731 for the six months ended April 30, 2013.  The increase in general and administrative expenses of approximately $944,000 for the six months ended April 30, 2014 compared to the six months ended April 30, 2013 was primarily attributed to an increase in consulting fees, legal and accounting professional fees, compensation expense and travel expenses.  Interest expense was $7,542 for the six months ended April 30, 2014, compared to no interest expense in the prior year.  The increase in interest expense is due to the debt associated with the farm-out agreement as outlined above.

We had a net loss of $967,456 for the six months ended April 30, 2014, compared to $15,731 for the six months ended April 30, 2013.  The increase in net loss of approximately $952,000 was due to the increase in the aforementioned general and administrative expenses.

The basic and diluted loss per share for the six months ended April 30, 2014 and 2013 was $0.00.

We recorded other comprehensive income of $332,000 for the six months ended April 30, 2014.  This represents an unrealized gain on the 5,000,000 shares of GulfSlope Energy Inc. common stock our Company purchased from our sole officer and director James Askew in March 2014.  No other comprehensive income was recorded during the six months ended April 30, 2013.

Cash Flow from Operating Activities

Net cash used in operating activities increased by $952,204 from November 1, 2013 to April 30, 2014 compared to the period from November 1, 2012 to April 30, 2013. This increase is primarily due to the impact of normal general and administrative expenses incurred during the six month period ended April 30, 2014 compared to April 30, 2013.

Cash Flow from Investing Activities

During the six month period ended April 30, 2014, we used $270,000 cash to acquire mineral rights, $268,000 to acquire common stock in related party GulfSlope, and $6,500,000 to acquire up to a 20% working interest in various prospects in an agreement with GulfSlope.  During the six months ended April 30, 2013, we used no cash in investing activities.

Cash Flow from Financing Activities

During the six month period ended April 30, 2014, we received proceeds of $8,540,900 from financing activities compared with $9,730 during the six month period ended April 30, 2013.  The increase is attributed to approximately $2.0 million cash received in the sale of the Company’s common stock  and  cash received from approximately $6.5 million in convertible notes.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2014, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of April 30, 2014.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of April 30, 2014, our internal control over financial reporting was effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with a private placement of our common stock, as of April 30, 2014, the Company sold an aggregate of 250,000 shares of its common stock at a purchase price of $0.20 per share receiving gross proceeds of $50,000.  The Company intends to use the proceeds from the private placement in connection with the acquisition of oil and gas interests and for general corporate purposes.

The issuance of the shares described above was made without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Act, Regulation D under the Act, Regulation S under the Act and in reliance on similar exemptions.  No advertising or general solicitation was made in connection with the sale and issuance of the Company’s common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.2	Note Agreement, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.3	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.4	Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.5	Assignment Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: June 16, 2014	By:	/s/ James Askew
James Askew
President, Chief Executive Officer, Secretary Treasurer, Chief Financial Officer and Director

