Form 10-Q
period 2014-07-31
Texas South Energy, Inc.
filed 2014-09-22
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of September 17, 2014, the registrant’s outstanding common stock consisted of 362,215,670 shares.

TEXAS SOUTH ENERGY, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements Balance Sheets as of July 31, 2014 and October 31, 2013 (Unaudited) Unaudited Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended July 31, 2014 and 2013, and From Inception (March 15, 2010) to July 31, 2014 Unaudited Statements of Cash Flows for the Nine Months Ended July 31, 2014 and 2013, and from Inception (March 15, 2010) to July 31, 2014 Unaudited Notes to Financial Statements	3
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Item 7.	Signatures	16

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

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
July 31, 2014

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31, 2014	October 31, 2013

ASSETS

CURRENT ASSETS
Cash	$345,379	$374,086
Prepaid expenses	-	10,838
Investment securities – available for sale	1,200,000	-
Advances - mineral interests	8,200,000	-
TOTAL CURRENT ASSETS	9,745,379	384,924

Oil & Gas property	370,000	-
TOTAL ASSETS	$10,115,379	$384,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,619	$3,057,921
Convertible Notes payable	6,992,950	-
Notes Payable (net debt discount of $58,367 and $0 as of July 31, 2014 and October 31, 2013)	976,633	-
Due to related party (Note 8)	52,152	52,152
TOTAL CURRENT LIABILITIES	8,148,354	3,110,073

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 950,000,000 shares of common stock, $0.001 par value,
Issued and outstanding at July 31, 2014 and October 31, 2013 326,138,004 and 198,000,000 shares of common stock, respectively	326,138	198,000
Additional paid-in capital	6,053,851	(134,278)
Additional paid-in capital – shares to be issued	160,000	1,174,000
Accumulated other comprehensive income	932,000	-
Deficit accumulated during the exploration stage	(5,504,964)	(3,962,871)
Total stockholders’ equity (deficit)	1,967,025	(2,725,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,115,379	$384,924

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,		Cumulative results from inception (March 15, 2010) to July 31,
	2014	2013	2014	2013	2014
EXPENSES

General and administrative expense	555,906	6,276	1,515,821	22,007	5,478,692
Interest expense	18,730	1,830	26,272	1,830	26,272

NET LOSS	(574,636)	(8,106)	(1,542,093)	(23,837)	(5,504,964)

Other Comprehensive Income:
Unrealized gain on securities available for sale	600,000	-	932,000	-	932,000
Total Comprehensive Income (Loss)	$25,364	$(8,106)	$(610,093)	$(23,837)	$(4,572,964)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	326,138,004	24,000,000	302,568,817	24,000,000

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF CASHFLOWS
(Unaudited)

	Nine months ended July 31,		March 15, 2010 (Inception) to July 31,
	2014	2013	2014

Net loss	$(1,542,093)	$(23,837)	$(5,504,964)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest	-	1,830	2,722
Stock compensation expense	-	-	23,000
Change in prepaid expenses	10,838	-	-
Change in accounts payable and accrued expenses	69,698	9,223	3,127,619

NET CASH USED IN OPERATING ACTIVITIES	(1,461,557)	(12,784)	(2,351,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(268,000)	-	(268,000)
Advances for mineral interests	(8,200,000)	-	(8,200,000)
Acquisition of oil and gas property	(270,000)	-	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	(8,738,000)	-	(8,738,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	8,027,950	-	8,027,950
Proceeds from sale of common stock (issued)	1,982,900	-	3,194,900
Proceeds from sale of common stock (to be issued)	160,000	-	160,000
Increase in due to related party	-	12,303	52,152
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,170,850	12,303	11,435,002

NET INCREASE (DECREASE) IN CASH	(28,707)	(481)	345,379

CASH, BEGINNING OF PERIOD	374,086	540	-

CASH, END OF PERIOD	$345,379	$59	$345,379

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Activity:
Issuance of shares for oil & gas property	$100,000	$-	$100,000
Issuance of shares for accrued compensation	$3,001,000	$-	$3,001,000

Unrealized gain on securities Available for sale	$932,000	$-	$932,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2014
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

The Company is an exploration stage company that has limited operating history and has earned no revenues.  Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred a net loss since inception of $5,504,964.

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

Investment Securities
Investment securities are composed of common stock of GulfSlope Energy, Inc. (“GulfSlope), and are classified as "available-for-sale" (see Note 8 below).  Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the nine months ended July 31, 2014, the Company recorded an unrealized gain of $932,000 to adjust the investment securities to fair market value.

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

Income Taxes
The Company has adopted ASC 740 for reporting purposes.  As of July 31, 2014, the Company had net operating loss carry forwards of approximately $1,920,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to third parties for services rendered (see Note 7).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 "Compensation - Stock Compensation" and 505-50 “Equity-Based Payments to Non-Employees.”  This statement requires a public entity to expense the cost of services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC 718 and 505-50 upon creation of the company and expenses share based costs in the period incurred.

Accounting for Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of July 31, 2014, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Recent Accounting Pronouncements
Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated a net loss since inception (March 15, 2010) through July 31, 2014, of $5,504,964.  The Company will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  As of July 31, 2014, the Company had issued 326,138,004 shares of common stock at prices ranging from $0.003 to $0.05 per share, for net funds to the Company of $3,194,900.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTERESTS

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope. As of July 31, 2014, the Company had paid $8,200,000 of the $10,000,000 resulting in a farm-out investment asset of $8,200,000.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

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

The Company’s financial instruments are cash, accounts payable, and investment securities.  The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.  The fair value of investment securities (common stock in GuflSlope) is based on 24 cents per share, derived from recent GulfSlope private placement financing transactions.  The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

NOTE 7 – COMMON STOCK

On September 24, 2013, the Company issued 69,000,000 shares of common stock to James Askew, the Company’s chief executive officer and sole director, for services rendered.  The stock was valued at $23,000.

On October 4, 2013, the Company sold 105,000,000 shares of common stock at $0.0003 for $35,000 cash.

On October 7, 2013, the Company’s board of directors and majority shareholders approved increasing the number of the Company’s authorized common shares from 75,000,000 to 950,000,000, the authorization of 50,000,000 shares of blank check preferred stock, and effecting a 3-for-1 forward stock split of the Company’s common stock.  Pursuant to the 3-for-1 common stock split, the Company issued two additional shares of common stock for each issued share of the Company’s common stock outstanding prior to the forward split.  The 3-for-1 forward split became effective November 12, 2013.  The forward split has been shown retroactively. No preferred shares have been issued.

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

During February and March 2014, the Company received cash of $1,530,400 for the sale of 30,608,000 shares of common stock at $0.05 per share.

In April 2014, the Company received cash of $50,000 for the issuance of 250,000 shares at $0.20 per share.  The shares were unissued as of July 31, 2014, and are reflected in the financial statements as “Additional paid-in capital – shares to be issued”.

In June 2014, the Company received cash of $110,000 for the issuance of 550,000 shares at $0.20 per share for $110,000.  The shares were unissued as of July 31, 2014 (issued in August 2014), and are reflected in the financial statements as “Additional paid-in capital – shares to be issued”.

As of July 31, 2014, the Company has not granted any stock options.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of July 31, 2014 and October 31, 2013 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.  Imputed interest of $2,722 was recorded as donated capital during the twelve months ended October 31, 2013.

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

On March 21, 2014, the Company acquired 5 million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the nine months ended July 31, 2014, the Company recorded an unrealized gain of $932,000 to adjust the investment securities to fair market value.

NOTE 9 – NOTES PAYABLE

In connection with the Company’s funding obligations pursuant to the farm-out letter agreement (see Note 5 above), on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The conversion occurred in August 2014 (See Note 11 below– Subsequent Events). The Notes are governed by the note agreement (the “Note Agreement”) and accrue interest at 1% per annum. The principal and accrued but unpaid interest on the Notes automatically convert upon the Company’s receipt of the acquired working interest in the Prospects. If the Company receives less than its acquired working interest in the Prospects, then the principal and accrued but unpaid interest shall be automatically converted on a pro rata basis.  The noteholders have funded $6,992,950 as of July 31, 2014.

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matures on June 30, 2015 and bears interest at a fixed rate of 10% per annum.

In June 2014, the Company entered into a non-convertible promissory note for $35,000. This note expired on August 15, 2014 (see Note 11).

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

NOTE 11 – SUBSEQUENT EVENTS

On August 21, 2014, in connection with the Company’s convertible note agreement, dated March 10, 2014, (see Note 9), the Company received notice of conversion from the holders of an aggregate principal amount of $6,992,950, plus accrued interest of $27,437 (the “Conversion”).  The holders converted the total outstanding principal and interest under the Note Agreement into 35,102,181 shares of common stock.  The Conversion extinguishes the Company’s obligations under the Note Agreement, including the promissory notes underlying the Note Agreement.

In August 2014, the Company issued 800,000 shares of common stock at $0.20 per share related to cash and subscriptions received in April and June 2014 (see Note 7 above).

As of July 31, 2014, the Company had a promissory note that was issued by the Company in June 2014 but expired on August 15, 2014. The proceeds of the note were then provided to the Company for the issuance of 175,485 shares of common stock at $.20 per share.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three and nine months ended July 31, 2013 and 2014, and with our financial statements and notes thereto for the year ended October 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2013 Annual Report.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of July 31, 2014, no wells were drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the acreage.  If the lessee does not produce oil or gas in paying quantities by December 2014, the lease will terminate.  If the lease expires, Texas South will seek to extend our current lease or lease the mineral rights to another oil and gas operator, but can be uncertain as to whether it will obtain a new lease or a new lease on favorable terms.

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

Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects (the "Prospects") located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope.  As of July 31, 2014, the Company had funded $8,200,000.   In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner of 8.8% of the common stock of GulfSlope and was a director of GulfSlope when the Company entered into the farm-out agreement.

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

Liquidity and Capital Resources

As of July 31, 2014, we had cash of $345,379 and a working capital surplus of $1,597,025.  Our accumulated deficit from inception (March 15, 2010) to July 31, 2014 was $5,504,964.  Our net loss of $1,542,093 for the nine months ended July 31, 2014 was mostly funded by proceeds raised from equity financings since September 2013.  During the nine months ended July 31, 2014, our cash position decreased by $28,707.

In March 2014, the Company entered into a credit agreement to raise up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The noteholders funded a principal amount of $6,992,950 as of July 31, 2014 and in August 2014, the principal amount and accrued interest on these notes were converted in the entirety into 35,102,181 shares of common stock.

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matures on June 30, 2015 and bears interest at a fixed rate of 10% per annum.

In August and September 2014, the Company issued 36,077,666 shares of common stock for aggregate gross consideration of $7,215,533.

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

Results of Operations for the Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

We had no sales during the three month periods ended July 31, 2014 and July 31, 2013.  General and administrative expenses were $555,906 for the three months ended July 31, 2014, compared to $6,276 for the three months ended July 31, 2013.  The increase in general and administrative expenses of approximately $550,000 for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 was primarily attributed to the significant business being conducted during this period, including an increase in consulting fees, legal and accounting professional fees, compensation expense and travel expenses.  Interest expense was $18,730 for the three months ended July 31, 2014, compared to $1,830 in the prior year.  The increase in interest expense is due to the convertible notes.

We had a net loss of $574,636 for the three months ended July 31, 2014, compared to $8,106 for the three months ended July 31, 2013.  The increase in net loss of approximately $567,000 was due to the increase in the aforementioned general and administrative expenses.

The basic and diluted net loss per share for the three months ended July 31, 2014 and 2013 was $0.00.

We recorded other comprehensive income of $600,000 for the three months ended July 31, 2014.  This represents an unrealized gain on the 5,000,000 shares of GulfSlope common stock our Company purchased from our sole officer and director James Askew in March 2014.  No other comprehensive income was recorded during the three months ended July 31, 2013.

As of July 31, 2014, the Company’s cash balance was $345,379, compared to a cash balance of $374,086 as of October 31, 2013. Total assets increased by $9,730,455 from October 31, 2013 to July 31, 2014. This increase is driven by the new farm out investment of $8,200,000 in March and June 2014. The increase is also attributable to the acquisition of $268,000 of restricted GulfSlope common stock in March 2014. In January 2014 we acquired a 37.5% interest in mineral rights in Lavaca County, Texas for $370,000, which included the oil and gas rights, in exchange $270,000 in cash and common stock valued at $100,000.

Results of Operations for the Nine Months Ended July 31, 2014 Compared to the Nine Months Ended July 31, 2013

We had no sales during the nine month periods ended July 31, 2014 and July 31, 2013.  General and administrative expenses were $1,515,821 for the nine months ended July 31, 2014, compared to $22,007 for the nine months ended July 31, 2013.  The increase in general and administrative expenses of approximately $1,494,000 for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013 was primarily attributed to the significant business being conducted during this period, including an increase in consulting fees, legal and accounting professional fees, compensation expense and travel expenses.  Interest expense was $26,272 for the nine months ended July 31, 2014, compared to $1,830 in the prior year.  The increase in interest expense is due to the debt associated with the farm-out agreement as outlined above.

We had a net loss of $1,542,093 for the nine months ended July 31, 2014, compared to $23,837 for the nine months ended July 31, 2013.  The increase in net loss of approximately $1,518,000 was due to the increase in the aforementioned general and administrative expenses.

The basic and diluted loss per share for the nine months ended July 31, 2014 and 2013 was $0.01 and $0.00, respectively.

We recorded other comprehensive income of $932,000 for the nine months ended July 31, 2014.  This represents an unrealized gain on the 5,000,000 shares of GulfSlope common stock our Company purchased from James Askew in March 2014.  No other comprehensive income was recorded during the nine months ended July 31, 2013.

Cash Flow from Operating Activities

Net cash used in operating activities increased by $1,448,773 from November 1, 2013 to July 31, 2014 compared to the period from November 1, 2012 to July 31, 2013. This increase is primarily due to the impact of normal general and administrative expenses incurred during the nine month period ended July 31, 2014 compared to July 31, 2013.

Cash Flow from Investing Activities

During the nine month period ended July 31, 2014, we used $270,000 cash to acquire mineral rights, $268,000 to acquire common stock in related party GulfSlope, and $8,200,000 to acquire up to a 20% working interest in various prospects in an agreement with GulfSlope.  During the nine months ended July 31, 2013, we used no cash in investing activities.

Cash Flow from Financing Activities

During the nine month period ended July 31, 2014, we received proceeds of $10,170,850 from financing activities compared with $12,303 during the nine month period ended July 31, 2013.  The increase is attributed to $2,142,900 cash received in the sale of the Company’s common stock and $8,027,950 of cash received for the convertible and non-convertible notes.

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2014, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of July 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with a private placement of our common stock, between May 1, 2014 and July 31, 2014, the Company sold an aggregate of 550,000 shares of its common stock at a purchase price of $0.20 per share receiving gross proceeds of $110,000.  The Company intends to use the proceeds from the private placement in connection with the acquisition of oil and gas interests and for general corporate purposes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
10.1(1)	Form of Subscription Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: September 22, 2014	By:	/s/ James Askew
James Askew
President, Chief Executive Officer, Secretary Treasurer, Chief Financial Officer and Director