Form 10-K
period 2014-10-31
Texas South Energy, Inc.
filed 2015-02-12
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

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

The market value of the voting stock held by non-affiliates was $70,578,388 based on 252,065,670 shares held by non-affiliates. These computations are based upon the closing bid price of $0.28 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on February 12, 2015.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 12, 2015
Common Capital Voting Stock, $0.001 par value per share	362,215,670

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

ITEM 1.  BUSINESS

The Company’s Business

Beginning in September 2013, we changed our business plan from performing traditional Peruvian dances to an oil and gas company focused primarily on properties in the Gulf Coast Region.   We plan to obtain and manage:  (1) existing royalty interests and other passive interests or rights in oil and gas properties; (2) mineral rights, which we intend to lease to oil and gas operators in exchange for a royalty payment, and (3) working interests in oil and gas properties.

Although we are not currently in the business of exploring, drilling and producing oil and gas, our business is still subject to multiple factors effecting the production of oil and gas, including, but not limited to:  market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities.  Additionally, the Company may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which the Company has or may have an interest.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2014, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

In addition, in connection with this acquisition, we acquired the right to lease 100% of the mineral rights underlying the 86.69 acres to any third party; so long as such lease requires a royalty payment of at least 1/6 of the oil and gas produced from the property to the holders of the mineral rights.   We believe this right may provide us with additional leverage when entering into any potential future leases.

Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM, of which four of the prospects were awarded to GulfSlope. These prospects are located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the prospects for up to $10,000,000 payable by the Company to GulfSlope.  As of October 31, 2014, the Company had funded $8,200,000. The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when the Company entered into the farm-out agreement.

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

•           Expand and diversify our interests to property located outside the Eagle Ford Shale.  We intend to acquire both working and non-working interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We entered into a farm-out letter agreement with GulfSlope in March 2014.  We will consider acquisitions that serve as a platform for complementary acquisitions.

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

We have incurred losses since our inception and expect to incur losses in future periods.  We rely upon the sale of our securities or loans from our President to fund our operations.  We are not involved in any bankruptcy, receivership or similar proceedings.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness) .

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

Waste Discharge.  The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

In September 2013, certain shareholders of the Company sold an aggregate of 7,900,000 shares of the Company’s common stock at a price of $0.001 per share to certain accredited investors, which resulted in a change of control and management.  Following the change of control, in November 2013 the Company amended its certificate of incorporation to: (i) increase the Company’s authorized shares of common stock from 75,000,000 shares to 950,000,000 shares; (ii) authorize the issuance of 50,000,000 shares of blank check preferred stock; (iii) effect a 3-for-1 forward stock split of the Company’s common stock; and (iv) change the name of the Company from “INKA Productions, Corp.” to “Texas South Energy, Inc.”

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves and areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

We have no proved reserves. We currently own (i) a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County, Texas. and (ii) the contractual right to up to a 20% working interest in 5 prospects awarded to GulfSlope at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM.  The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We have only drilled one exploratory well on our prospects and the results of drilling are not yet known. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

Our business plan is dependent upon our ability to identify and acquire interests in mineral rights or existing royalties.

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

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations and fund our contractual rights to working interests in our Gulf of Mexico prospects. Prospect acquisition costs are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in calendar 2015 to develop our current prospects and to identify and acquire additional mineral rights, existing royalty interests or other passive interests in oil and gas properties.

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

Our fiscal 2014 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated a net loss since inception (March 15, 2010) through October 31, 2014, of $5,839,291.  Further losses are anticipated as we continue in the development stage of our business.  The Company will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  Failure to raise the required capital to fund operations (including the exploitation of our contractual rights to working interests in the Gulf of Mexico), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

The Company will continue to fund its operations by way of issuing common shares for cash and in exchange for debt.  During the year ended October 31, 2014, the Company issued 63,938,004 and 35,277,666 shares of common stock at prices ranging from $0.003 to $0.20 per share, for cash of $2,142,900 and settlement of $7,054,222 in debt, respectively.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern.  As of the date of this Annual Report, we believe we have sufficient cash on hand to fund operations through the first quarter of our current fiscal year. We will require additional funds for the balance of fiscal 2015.  If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

We commenced our business activity in September 2013 and acquired our first interest in mineral rights in January 2014.  We intend to acquire additional mineral interests and to engage in the drilling, development, and production of oil and natural gas in the future.  As we are a relatively new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by undercapitalized companies in the oil and gas sector.  We may never overcome these obstacles.  Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy. We will need to raise additional funds in order to fully execute our business strategy.  We currently have capital on hand to maintain the Company’s operations through the first quarter of our current fiscal year.  Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of any prospect we may acquire an interest in, and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2014, we had an accumulated deficit of approximately $5.8 million.  We had no revenues in fiscal 2014 and do not anticipate receiving revenues in fiscal 2015, or in subsequent periods unless we are successful in farming into prospects and discovering economically recoverable oil or gas reserves or acquiring mineral interests that provide revenue.  We expect that our operating expenses will increase in future periods.  We expect continued losses in fiscal 2015 and thereafter.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2014 has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $57.81 on December 14, 2014.  This near term volatility may affect future prices in 2017 and beyond.  The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our potential royalties. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on any potential revenue to us.

We will be dependent upon the third party operator of our oil and gas interests.

If and when our prospects proceed to drilling, third parties will act as the operators of our oil and gas wells, and control the drilling and operating activities to be conducted on our properties. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves on our prospects, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could adversely impact our operations.

Risks Related to our Common Stock

There is not now, and there may never be, an active market for our common stock.

Shares of our common stock have historically been thinly traded. Currently there is no market for our common stock and no market for our common stock may develop in the future. As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

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

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent oil and gas operator in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2014, one well has been drilled on the acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

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

Our common stock became eligible for quotation on the OTCBB on March 1, 2012; however, our common stock did not begin to trade until March 28, 2013.  The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCBB for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

August 1, 2014 through October 31, 2014	$0.45	$0.25
May 1, 2014 through July 31, 2014	0.78	0.35
February 1, 2014 through April 30, 2014	0.85	0.31
November 1, 2013 through January 31, 2014	1.00	0.23

August 1, 2013 through October 31, 2013	$0.33	$0.13
May 1, 2013 through July 31, 2013	0.20	0.13
February 1, 2013 through April 30, 2013	0.40	-0-
November 1, 2012 through January 31, 2013	-0-	-0-

Holders

The number of record holders of the Company’s common stock, as of February 12, 2015, is approximately 99.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the past three years, the registrant has sold the following securities which were not registered under the Securities Act:

In September 2013, we issued 69,000,000 shares of our common stock  to our chief executive officer for services rendered valued at $23,000.

In October 2013, we sold 105,000,000 shares of our common stock to certain investors for gross proceeds of $35,000.

In November 2013, we issued 3,000,000 shares of our common stock to a third-party consultant valued at $1,000.

In November 2013, we issued 60,000,000 shares of our common stock to a principal stockholder pursuant to a consulting agreement valued at $3,000,000.

In November 2013, we issued 23,480,004 shares of our common stock to certain investors at a purchase price of $0.05 per share for gross proceeds of $1,174,000. The shares were unissued as of October 31, 2013, and were reflected in the financial statements as “Additional paid-in capital – shares to be issued”.  The shares were subsequently issued in November 2013.

In January, 2014, we issued 2,000,000 shares valued at $100,000 in connection with the acquisition of certain mineral rights in the Eagle Ford Shale.

In January, 2014, we issued an aggregate of 9,050,000 shares of our common stock to certain investors at a purchase price of $0.05 per share receiving gross proceeds of $452,500.

During February and March 2014, we received cash of $1,530,400 for the sale of 30,608,000 shares of common stock to certain investors at $0.05 per share.

In March and April 2014, we received $6,508,000 in cash from certain investors in exchange for convertible notes.

In April 2014, we received cash of $50,000 for the issuance of 250,000 shares at $0.20 per share.  The shares were issued in August 2014.

In June 2014, we received cash of $110,000 for the issuance of 550,000 shares at $0.20 per share.  The shares were issued in August 2014.

In June 2014, we received $485,000 cash from certain investors in exchange for convertible notes.

In August 2014, in connection with the Company’s convertible note agreement, dated March 10, 2014, the Company received notice of conversion from the holders of an aggregate principal amount of $6,992,950, plus accrued interest of $27,437. The holders converted the total outstanding principal and interest under the agreement into 35,102,181 shares of common stock.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this management's discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in "Risk Factors," our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

Prior to September 2013, we had not been engaged in any substantive business activity. In September 2013, our chief executive officer was appointed and began to focus the Company’s interest on acquiring mineral rights and royalty interests, which we believe will generate royalty or other income without significant ongoing expense to the Company.  In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope relating to five prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, the Company will acquire up to a 20% working interest in the prospects for up to $10,000,000 payable by the Company to GulfSlope, of which the Company has funded $8.2 million.  In addition, the Company has also agreed to pay its proportionate share of the net rental costs related to the prospects.   GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  To date, no economically viable oil and gas reserve have been discovered on our acreage in the Eagle Ford Shale or our prospects in the Gulf of Mexico, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage or our prospects.

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2014, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

The Company has incurred accumulated losses for the period from inception to October 31, 2014 of approximately $5.8 million.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.  As of October 31, 2014, the Company had $84,482 of cash on hand.  The Company believes that it has sufficient funds through the first quarter of the current fiscal year.  The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Investment Securities

Investment securities are composed of common stock of GulfSlope Energy, Inc. (“GulfSlope), and are classified as "available-for-sale".  Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2014, the Company recorded an unrealized gain of $682,000 to adjust the investment securities to fair market value.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2014 the Company had net operating loss carry forwards of approximately $2,816,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to numerous third parties for services (see Note 6 – Common Stock).

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of October 31, 2014, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2014 compared to October 31, 2013

We had no sales during the years ended October 31, 2014 and October 31, 2013.  General and administrative expenses were approximately $1.8 million for the year ended October 31, 2014, compared to $3.9 million for the year ended October 31, 2013.  The decrease in general and administrative expenses of approximately $2.1 million for the year ended October 31, 2014 compared to the year ended October 31, 2013 was primarily attributed to a decrease in management and stock compensation of $3.3 million and an increase in consulting fees, legal and accounting professional fees, and travel expenses of approximately $1.2 million.

We had a net loss of approximately $1.9 million for the year ended October 31, 2014, compared to a net loss of $3.9 million for the year ended October 31, 2013.  The decrease in net loss of approximately $2.0 million was due to the aforementioned activity in general and administrative expenses.

The basic and diluted loss per share for the year ended October 31, 2014 was $0.01, compared to a net loss per share of $0.10 for the year ended October 31, 2013.

We recorded other comprehensive income of $682,000 for the year ended October 31, 2014.  This represents an unrealized gain on the 5,000,000 shares of GulfSlope common stock our Company purchased from James Askew in March 2014.  No other comprehensive income was recorded during the year ended October 31, 2013.

As of October 31, 2014, the Company’s cash balance was $84,482, compared to a cash balance of $374,086 as of October 31, 2013.   At October 31, 2014, the Company’s assets consisted of cash of $84,482 cash, investment securities of $950,000 and mineral interests and oil and gas property of $8,570,000.  At October 31, 2013, the Company’s assets consisted of $374,086 cash and $10,838 prepaid assets.

Cash flow from Operating Activities

During the year ended October 31, 2014, we used cash of $1,770,614 for operating activities as compared to cash of $855,652 used during the year ended October 31, 2013.  The increase in cash used for operating activities during the year was primarily due to payment of normal general and administrative expenses incurred during the year.

Cash flow from Investing Activities

During the year ended October 31, 2014, we used $270,000 cash to acquire oil and gas property, $268,000 to acquire common stock in GulfSlope, and $8,200,000 to acquire up to a 20% working interest in various prospects in an agreement with GulfSlope.  During the year ended October 31, 2013, we used no cash in investing activities.

Cash flow from Financing Activities

During the year ended October 31, 2014, we received proceeds of $10,219,010 from financing activities compared with $1,229,198 during the year ended October 31, 2013.  The increase is attributed to approximately $2.1 million in funds raised in the sale of the Company’s common stock and $8.1 million from the issuance of convertible and non-convertible notes.

Liquidity and Capital Resources

As at October 31, 2014, we had a cash balance of $84,482 and a working capital surplus of $8,066,920.  Our accumulated deficit from inception (March 15, 2010) to October 31, 2014 was $5,839,291.  Our net loss of $1,876,420 for the year ended October 31, 2014 was mostly funded by proceeds raised from equity financings since September 2013. During the year ended October 31, 2014, our cash position decreased by $289,604.

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

In August and September 2014, the Company issued 36,077,666 shares of common stock for aggregate gross consideration of $7,214,222 (including debt conversion).

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

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements, with the exception of the adopted standard below.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texas South Energy, Inc.
 (An Exploration Stage Company)
Financial Statements
October 31, 2014

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Texas South Energy, Inc.
(An Exploration Stage Company)
Houston, Texas

We have audited the accompanying balance sheets of Texas South Energy, Inc. (the “Company”) as of October 31, 2014 and 2013, and the related statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas South Energy, Inc. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 12, 2015

Texas South Energy, Inc.
(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2014	October 31, 2013
ASSETS

CURRENT ASSETS
Cash	$84,482	$374,086
Prepaid expenses	-	10,838
Investment securities – available for sale	950,000	-
Advances – mineral interests	8,200,000	-
TOTAL CURRENT ASSETS	9,234,482	384,924

Oil & Gas property	370,000	-
TOTAL ASSETS	$9,604,482	$384,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$124,347	$27,677
Accrued expenses	27,542	3,030,244
Notes payable (net of discount of $36,479 and $0 as of October 31, 2014 and 2013, respectively)	963,521	-
Due to related party	52,152	52,152
TOTAL CURRENT LIABILITIES	1,167,562	3,110,073

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUTIY (DEFICIT)
Preferred stock	-	-
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 362,215,670 and 198,000,000 shares of common stock issued and outstanding, for October 31, 2014 and 2013, respectively	362,215	198,000
Additional paid-in capital	13,231,996	(134,278)
Additional paid-in capital – shares to be issued	-	1,174,000
Accumulated other comprehensive income	682,000	-
Accumulated deficit	(5,839,291)	(3,962,871)
Total stockholders’ equity (deficit)	8,436,920	(2,725,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,604,482	$384,924

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended October 31, 2014	Year ended October 31, 2013

EXPENSES

General & administrative expenses	$1,828,260	$3,906,976
Interest expense	48,160	-

NET LOSS	(1,876,420)	(3,906,976)

Other comprehensive income:
Unrealized gain on securities available for sale	682,000	-
Total comprehensive income (loss)	$(1,194,420)	$(3,906,976)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	316,151,133	38,194,521

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total
	Common Stock			Additional
				Paid-in Capital
	Number of shares	Amount		Shares to be Issued
Balance, October 31, 2012	24,000,000	$24,000	$(21,000)	$-	$-	$(55,895)	$(52,895)

Imputed interest	-	-	2,722	-	-	-	2,722
Stock issued for services rendered	69,000,000	69,000	(46,000)	-	-	-	23,000
Stock issued for cash at $0.003 per share	105,000,000	105,000	(70,000)	-	-	-	35,000
Stock sold for cash – to be issued	-	-	-	1,174,000	-	-	1,174,000
Net Loss for the year ended October 31, 2013	-	-	-	-	-	(3,906,976)	(3,906,976)
Balance, October 31, 2013	198,000,000	198,000	(134,278)	1,174,000	-	(3,962,871)	(2,725,149)

Stock issued for cash	63,938,004	63,938	3,252,962	(1,174,000)	-	-	2,142,900
Stock issued for accrued compensation	63,000,000	63,000	2,938,000	-	-	-	3,001,000
Stock issued for acquisition of mineral interests	2,000,000	2,000	98,000	-	-	-	100,000
Stock issued to extinguish farm out debt	35,102,181	35,102	6,984,120	-	-	-	7,019,222
Stock issued to extinguish other debt	175,485	175	34,825	-	-	-	35,000
Warrants - marked to fair value	-	-	58,367	-	-	-	58,367
Securities available for sale - marked to fair value	-	-	-	-	682,000	-	682,000
Net loss for the year ended October 31, 2014	-	-	-	-	-	(1,876,420)	(1,876,420)

Balance, October 31, 2014	362,215,670	$362,215	$13,231,996	$-	$682,000	$(5,839,291)	$8,436,920

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended October 31,	Year ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,876,420)	$(3,906,976)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest	-	2,722
Stock compensation expense	-	23,000
Change in prepaid expenses	10,838	(10,838)
Change in accounts payable and accrued expenses	94,968	3,036,440
NET CASH USED IN OPERATING ACTIVITIES	(1,770,614)	(855,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(268,000)	-
Advances for mineral interests	(8,200,000)	-
Acquisition of oil and gas property	(270,000)	-
NET USED IN INVESTING ACTIVITIES	(8,738,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	8,076,110	-
Proceeds from sale of common stock (issued)	2,142,900	35,000
Proceeds from sale of common stock (to be issued)	-	1,174,000
Change in due to related party	-	20,198
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,219,010	1,229,198

NET INCREASE (DECREASE) IN CASH	(289,604)	373,546

CASH, BEGINNING OF PERIOD	374,086	540

CASH, END OF PERIOD	$84,482	$374,086

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Issuance of shares for oil & gas property	$100,000	$-
Issuance of shares for accrued compensation	$3,001,000	$-
Issuance of shares for extinguishment of debt	$7,054,222	$-

Unrealized gain on securities:
Available for sale	$682,000	$-

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
October 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc., (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010.  The Company had initially intended to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States.  On September 24, 2013, there was a change in control of the Company. The Company is engaged in the oil and gas business.

The Company is an exploration stage company that has limited operating history and has earned no revenues.  Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred losses since inception of $5,839,291.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Income Taxes
The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2014 the Company had net operating loss carry forwards of approximately $2,816,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its’ income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Therefore, no reserves for uncertain income tax positions have been recorded.  The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to third parties for services rendered (see Note 6 – Common Stock).

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

Accounting for Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of October 31, 2014, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Investment Securities
Investment securities are composed of common stock of GulfSlope Energy, Inc. (“GulfSlope), and are classified as "available-for-sale".  Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2014, the Company recorded an unrealized gain of $682,000 to adjust the investment securities to fair market value.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated losses since Inception (March 15, 2010) through October 31, 2014, of $5,839,291.  The Company will be dependent upon the raising of additional capital through placement of our common and/or preferred stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares.  During the year ended October 31, 2014, the Company issued 63,938,004 and 35,277,666 shares of common stock, at prices ranging from $0.003 to $0.20 per share, for cash of $2,142,900 and settlement of $7,054,222 in debt, respectively.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTERESTS

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope. As of October 31, 2014, the Company had paid $8,200,000 of the $10,000,000 resulting in a farm-out investment asset of $8,200,000.  The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

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

In November 2013, the Company issued 3,000,000 shares of common stock to a third party for services rendered.   The stock was valued at $1,000. In the same month, the Company issued 60,000,000 shares of common stock valued at $3,000,000 to John B. Connally III, pursuant to the aforementioned consulting agreement (see Note 11 – Commitments and Contingencies).

In January 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights. In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000.

During February and March 2014, the Company received cash of $1,530,400 for the sale of 30,608,000 shares of common stock at $0.05 per share.

In April 2014, the Company received cash of $50,000 for the issuance of 250,000 shares at $0.20 per share.  The shares were issued in August 2014.

In June 2014, the Company received cash of $110,000 for the issuance of 550,000 shares at $0.20 per share.  The shares were issued in August 2014.

As of July 31, 2014, the Company had a promissory note that was issued by the Company in June 2014 but expired on August 15, 2014. The proceeds of the note were then provided to the Company for the issuance of 175,485 shares of common stock at $.20 per share.

On August 21, 2014, in connection with the Company’s convertible note agreement, dated March 10, 2014, (see Note 8 – Notes Payable), the Company received notice of conversion from the holders of an aggregate principal amount of $6,992,950, plus accrued interest of $27,437. The holders converted the total outstanding principal and interest under the agreement into 35,102,181 shares of common stock.

As of October 31, 2014, the Company has not granted any stock options.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2014 and 2013 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.  Imputed interest of $2,722 was recorded as donated capital during the year ended October 31, 2013.

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew.  The agreement provides for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month.  Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013.  The stock was valued at $23,000 based upon the Company’s recent stock sales.  In October 2013, the Company awarded a $600,000 cash bonus to Mr. Askew for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.  On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes.

On March 21, 2014, the Company acquired 5 million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the year ended October 31, 2014, the Company recorded an unrealized gain of $682,000 to adjust the investment securities to fair market value.

NOTE 8 – NOTES PAYABLE

In connection with the Company’s funding obligations pursuant to the farm-out letter agreement (see Note 5 – Advances – Mineral Interests above), on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Notes”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The conversion occurred in August 2014. The holders converted the total outstanding principal amount of $6,992,950 and accrued interest of $27,437 into 35,102,181 shares of common stock.  The Conversion extinguishes the Company’s obligations under the Note Agreement, including the promissory notes underlying the Note Agreement.

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

In June 2014, the Company entered into a non-convertible promissory note for $35,000. This note expired on August 15, 2014 when proceeds of the note were then provided to the Company for the issuance of 175,485 shares of common stock at $.20 per share (see Note 6 – Common Stock).

NOTE 9 - INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2014	October 31, 2013
Federal income tax benefit at the statutory rate:
Net loss	$(624,000)	$(300,000)
Change in valuation allowance	624,000	300,000
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	October 31, 2014	October 31, 2013
Deferred tax attributed:
Net operating loss carryover	$943,000	$319,000
Less: valuation allowance	(943,000)	(319,000)
Net deferred tax asset	$-	$-

At October 31, 2014, the Company had an unused net operating loss carry-forward approximating $2,816,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.19 per share, derived from recent GulfSlope private placement financing transactions.  The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with its director and chief executive officer James Askew. Among other compensation (see Note 7 – Related Party Transactions above), the agreement provides for $35,000 cash compensation per month and a sign-on bonus of $75,000.  Mr. Askew was also issued 69,000,000 shares of common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered. In October 2013, the Company awarded a $600,000 bonus to James Askew, for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement).

On October 11, 2013, the Company entered into a one-year consulting agreement with John B. Connally, III.   The agreement provides for a one-time issuance of 60,000,000 shares of common stock, $25,000 cash signing bonus, and $10,000 cash compensation per month.   The stock was issued in November 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2014, the Board of Directors, appointed LBB & Associates Ltd., LLP to be the Company’s independent registered public accountant for the fiscal year ending October 31, 2013.  Concurrent with the appointment of LBB & Associates Ltd., LLP, the Board of Directors dismissed M&K CPAS, PLLC, which served as the Company’s independent registered public accountant for the fiscal years ended October 31, 2012 and 2011.

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

The disagreement between the Company and M&K CPAS, PLLC is in connection with the audit of the Company’s financial statements for the fiscal year ended October 31, 2013.  The disagreement concerned the fair value of (i) shares of common stock issued to an employee for services and (ii) shares of common stock issued to a consultant for services.  The view of M&K CPAS, PLLC was that the fair market value of the common stock should be the last sale price of the Company’s common stock on the open-market, which was $0.45 and $0.75, for the Company to obtain a third party valuation or for the Company to obtain pre-clearance from the Securities and Exchange Commission.   The Company believes that the last sale price of the Company’s common stock is not a fair valuation of the stock at issue because (i) the Company’s common stock is thinly and sporadically traded with actual trading occurring on less than 20 trading days over the last six month period and an aggregate trading volume for that six-month period was 133,020 shares, and (ii) the share of common stock issued to the employee and the consultant are restricted shares subject to Rule 144.  The Company believes that the better valuation is the price a third party investor was willing to pay to acquire the Company’s restricted stock at or near the time of the Company’s decision to issue the shares to the employee and the consultant, thus negating the need for a third party valuation.   The Board’s decision to issue shares to the employee occurred on September 24, 2013, at which time the Company was raising funds in an arms-length private placement at $0.00034 per share (giving effect to the Company’s subsequent 3-for-1 forward split), pursuant to which shares were issued upon closing which occurred on October 8, 2013.  The Board’s decision to issue shares to the consultant occurred on October 11, 2013, at which time the Company was raising funds in a second arms-length private placement at $0.05 per share (giving effect to the Company’s subsequent 3-for-1 forward split), pursuant to which shares were issued upon the initial closing which occurred on December 2, 2013. Therefore, based upon the price investors were willing to pay to purchase shares of the Company’s restricted stock when the stock was issued to the employee, the Company believes that the value of the shares to the employee should be $0.00034 per share; and the value of the shares to the consultant should be $0.05 per share.  The Company's Board of Directors has discussed the subject matter of this disagreement with M&K CPAS, PLLC which, as of the date of this Current Report, remains unresolved. The Company has authorized M&K CPAS, PLLC to communicate and respond fully to the inquiries by LBB & Associates Ltd., LLP concerning the subject matter of this disagreement.

Notwithstanding the foregoing, there were no other disagreements between the Company and M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K CPAS, PLLC, would have caused M&K CPAS, PLLC to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements; and there were no other reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As reported above, on January 24, 2014, the Board of Directors appointed LBB & Associates Ltd., LLP to be the Company’s independent registered public accountant for the fiscal year ending October 31, 2013. During the two most recent completed fiscal years and through January 24, 2014, neither the Company nor anyone on its behalf consulted with LBB & Associates Ltd., LLP regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advice that LBB & Associates Ltd., LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or (iii) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of October 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our sole executive officer and director and his respective age, position and biographical information is set forth below.

Name	Age	Title
James M. Askew	49	Chief Executive Officer, Chief Financial Officer and Director

Mr. Askew has served as the sole officer and sole director of the Company since September 2013.  From June 2012 until May 2013, Mr. Askew served as sole officer of GulfSlope Energy, Inc. and served as a director of GulfSlope Energy, Inc. from June 2012 to March 2014. Mr. Askew has served as an independent oil and gas investor since March 2008. Prior thereto, Mr. Askew served as president of EnerGulf Resources Inc. (ENG:TSX.V, “EnerGulf”) from November 2003 through March 2008, and as a director of EnerGulf from August 2002 until March 2008. During his service at EnerGulf, Mr. Askew was involved in a variety of oil and gas exploration projects focused in Texas, South America, and Africa. Mr. Askew provides the board with leadership and management knowledge.

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

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended October 31, 2014.  During the fiscal year ended October 31, 2014, the Board of Directors did not hold any meetings and acted by written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended October 31, 2014 and 2013:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation	Total
James Askew (1)	2014	$420,000	$--	$--		$--	$--	$420,000
CEO	2013	$140,000	$675,000	$23,000	(2)	$--	$--	$838,000

Roxana Gloria Candela Calixto (1)	2014	$--	$--	$--		$--	$--	$--
CEO	2013	$--	$--	$--		$--	$--	$--

(1)	Mr. Askew became Chief Executive Officer on September 24, 2013 concurrent with the resignation of Mrs. Calixto as Chief Executive Officer.

(2)	Pursuant to Mr. Askew’s employment agreement, the Company issued Mr. Askew 69,000,000 shares of the Company’s common stock valued at $23,000.

Our executive officers and directors did not receive any other compensation as directors or officers.

Employment and Consulting Arrangements

In September 2013, the Company entered into a one-year employment arrangement with Mr. Askew, providing for a monthly salary of $35,000 and a sign-on bonus of $75,000.  Mr. Askew was also issued 69,000,000 shares of our common stock for services rendered.  In October 2013, the Company awarded a $600,000 bonus to James M. Askew, Chief Executive Officer of the Company for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.  On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes.

In October 2013, the Company entered into a one-year consulting arrangement with John Connally, providing for a monthly salary of $10,000 and a sign-on bonus of $25,000.  Mr. Connally was also issued 60,000,000 shares of our common stock for services rendered.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended October 31, 2014.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at October 31, 2014.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2014 and 2013, the directors of the Company were not compensated for their services as directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of the date of this Annual Report, there were 362,215,670 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
James M. Askew	69,000,000	19.0%
All directors & executive officers as a group (1 person)	69,000,000	19.0%

5% or Greater Shareholders:
John B. Connally III	41,150,000	11.4%

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 362,215,670 shares are issued and outstanding as of the date of this Annual Report.  We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

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

Options, Warrants and Convertible Notes

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued a promissory note in the original principal amount of $1,000,000 and a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matures on June 30, 2015 and bears interest at a fixed rate of 10% per annum.

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

Anti-Takeover Effect of Nevada Law

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

During the fiscal year ended 2013, Roxana Gloria Candela Calixto advanced the Company a total of $52,152. This balance remains at October 31, 2014.

The Company’s legal counsel, Brewer & Pritchard, P.C., and members of that firm were issued an aggregate of 3 million shares of common stock for services rendered to the Company in October 2013, valued at $0.0003 per share.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2014 and 2013.  LBB & Associates Ltd., LLP are our principal accountants for the ended October 31, 2014 and 2013.

Fee category	2014	2013

Audit fees	$24,000	$10,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$24,000	$10,800

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen incorporated by reference to Exhibit 10.1 of the Company’s Form 10-k filed February 13, 2014.
10.1*	Employment Agreement, by and between the Company and James M. Askew incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.2	Consulting Agreement by and between the Company and John Connally incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2-14.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.5	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.6	Note Agreement, as amended, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 21, 2014.
10.7	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014.
10.8	Indemnification Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 21, 2014.
14.1	Code of Ethics.
16.1	Letter of M&K CPAS, PLLC to the SEC dated January 30, 2014, incorporated by reference to Exhibit 16.1 of Form 8-K filed January 30, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year  ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements  (2)

*  Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
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

Texas South Energy, Inc.

Date:	February 12, 2015	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director