Form 10-K/A
period 2014-10-31
Texas South Energy, Inc.
filed 2015-02-13
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the year ended October 31, 2014, as filed on February 12, 2015 (the “Original Filing”), to correct the following:

The XBRL interactive data file included with the Original Filing was not the correct version. The XBRL interactive data file within this Amendment No. 1 includes the correct and current XBRL file and related XBRL data.

This Amendment No. 1 on Form 10-K/A only amends the Original Filing and the Amendments as noted above. This Amendment No. 1 does not affect any other parts of or exhibits to the Original Filing or the Amendments. Except for the amendments described above, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing or Amendments have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing or Amendments, and such forward-looking statements should be read in their historical context.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date:	February 13, 2015	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director