Form 10-Q
period 2015-01-31
Texas South Energy, Inc.
filed 2015-03-16
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 16, 2015, the registrant’s outstanding common stock consisted of 362,215,670 shares.

TEXAS SOUTH ENERGY, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements Balance Sheets as of January 31, 2015 and October 31, 2014 (unaudited) Unaudited Statements of Operations and Comprehensive Income for the Three Months Ended January 31, 2015 and 2014 Unaudited Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014 Unaudited Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls And Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 2.	Unregistered Sales Of Equity Securities	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	9
Item 7.	Signatures	9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2014.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2014, which are included in the Company’s annual report for the year ended October 31, 2014 (the “2014 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2014 Annual Report.

TEXAS SOUTH ENERGY, INC.
FINANCIAL STATEMENTS
January 31, 2015

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.
BALANCE SHEETS
(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS

CURRENT ASSETS
Cash	$7,137	$84,482
Investment securities – available for sale	525,000	950,000
Advances – mineral interests	8,200,000	8,200,000
TOTAL CURRENT ASSETS	8,732,137	9,234,482

Oil & Gas property	370,000	370,000
TOTAL ASSETS	$9,102,137	$9,604,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$160,027	$124,347
Accounts payable – related party	70,000	-
Accrued expenses	27,542	27,542
Notes payable (net debt discount of $21,887 and $36,479 as of January 31, 2015 and October 31, 2014, respectively)	978,113	963,521
Due to related party	52,152	52,152
TOTAL CURRENT LIABILITIES	1,287,834	1,167,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 362,215,670 shares of common stock issued and outstanding	362,215	362,215
Additional paid-in capital	13,231,996	13,231,996
Accumulated other comprehensive income	257,000	682,000
Accumulated deficit	(6,036,908)	(5,839,291)
Total stockholders’ equity	7,814,303	8,436,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,102,137	$9,604,482

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	January 31, 2015	January 31, 2014

EXPENSES

General and administrative expenses	$183,025	$364,078
Interest expense	14,592	-

NET LOSS	(197,617)	(364,078)

Other comprehensive loss:
Unrealized loss on securities available for sale	(425,000)	-
Total comprehensive loss	$(622,617)	$(364,078)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	362,215,670	269,333,481

 The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF CASHFLOWS
(Unaudited )

	Three months ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,617)	$(364,078)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	14,592	-
Change in prepaid expenses	-	10,838
Change in accounts payable and accrued expenses	35,680	(35,294)
Change in accounts payable – related party	70,000	-
NET CASH USED IN OPERATING ACTIVITIES	(77,345)	(388,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	-	(270,000)
NET USED IN INVESTING ACTIVITIES	-	(270,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	-
Proceeds from sale of common stock (to be issued)	-	452,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	452,500

NET DECREASE IN CASH	(77,345)	(206,034)

CASH, BEGINNING OF PERIOD	84,482	374,086

CASH, END OF PERIOD	$7,137	$168,052

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Issuance of shares for oil & gas property	$-	$100,000
Issuance of shares for accrued compensation	$-	$3,001,000

Unrealized loss on securities:
Available for sale	$425,000	$-

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2015
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

The Company is an exploration stage company that has limited operating history and has earned no revenues.  Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred losses since inception of $6,036,908.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2014.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2014, which are included in the Company’s annual report for the year ended October 31, 2014 (the “2014 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2014 Annual Report.

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

Recent Accounting Pronouncements
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The new guidance is not expected to have a material impact on its financial statements and related disclosures.

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated losses since Inception (March 15, 2010) through January 31, 2015, of $6,036,908.  The Company will be dependent upon the raising of additional capital through placement of our common and/or preferred stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing common shares. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTERESTS

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope. As of January 31, 2015, 2014, the Company had paid $8,200,000 of the $10,000,000 resulting in a farm-out investment asset of $8,200,000.  The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2015 and October 31, 2014 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month.  Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013.  The stock was valued at $23,000 based upon the Company’s recent stock sales.  In October 2013, the Company awarded a $600,000 cash bonus to Mr. Askew for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term. On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes. As of January 31, 2015, the Company owed $70,000 to James Askew pursuant to his employment agreement.

On March 21, 2014, the Company acquired five million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three months ended January 31, 2015, the Company recorded an unrealized loss of $425,000 to adjust the investment securities to fair market value.

 NOTE 7 – NOTES PAYABLE

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash, accounts payable, and investment securities.  The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

The Company’s Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.105 per share, derived from recent GulfSlope private placement financing transactions.  The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with its director and chief executive officer James Askew.  Among other compensation (see Note 6 – Related Party Transactions above), the agreement provides for $35,000 cash compensation per month. On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months ended January 31, 2014 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of January 31, 2015, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

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

            Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM, of which four of the prospects were awarded to GulfSlope. These prospects are located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the prospects for up to $10,000,000 payable by the Company to GulfSlope.  As of January 31, 2015, the Company had funded $8,200,000. The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when the Company entered into the farm-out agreement.

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

•           Expanding and diversifying our interests to property located outside the Eagle Ford Shale.  We intend to acquire both working and non-working interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We entered into a farm-out letter agreement with GulfSlope in March 2014.  We will consider acquisitions that serve as a platform for complementary acquisitions.

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

Liquidity and Capital Resources

As of January 31, 2015, we had a cash balance of $7,137 and a working capital surplus of $7,444,303.  Our accumulated deficit from inception (March 15, 2010) to January 31, 2015 was $6,036,908.  Our net loss of $197,617 for the three months ended January 31, 2015 was mostly funded by proceeds raised from equity financings since September 2013.  During the three months ended January 31, 2015, our cash position decreased by $77,345.

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

Results of Operations for the Three months Ended January 31, 2015 compared to the Three months ended January 31, 2014

We had no sales during the three month periods ended January 31, 2015 and January 31, 2014.  General and administrative expenses were $183,025 for the three months ended January 31, 2015, compared to $364,078 for the three months ended January 31, 2014.  The decrease in general and administrative expenses of approximately $181,000 for the three months ended January 31, 2015 compared to the three months ended January 31, 2014 was primarily attributed to a decrease in consulting fees and travel expense. Interest expense was $14,592 for the three months ended January 31, 2015, compared to $0 in the prior period. The increase in interest expense is due to amortization of the debt discount associated with the notes payable.

We had a net loss of $197,617 for the three months ended January 31, 2015, compared to $364,078 for the three months ended January 31, 2014.  The decrease in net loss of approximately $166,000 was due to the decrease in aforementioned general and administrative expenses.

The basic and diluted loss per share for the three months ended January 31, 2015 and 2014 was $0.00.

We recorded other comprehensive loss of $425,000 for the three months ended January 31, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope common stock our Company purchased from our sole officer and director James Askew in March 2014.  No other comprehensive income was recorded during the three months ended January 31, 2014.

As of January 31, 2015, the Company’s cash balance was $7,137, compared to a cash balance of $84,482 as of October 31, 2014.  Total assets decreased by $502,345 from October 31, 2014 to January 31, 2015. This decrease is driven by less cash on hand at January 31, 2015 and the unrealized loss of $425,000 recorded in the three months ended January 31, 2015.

Cash flow from Operating Activities

During the three months ended January 31, 2015, we used cash of $77,345 for operating activities as compared to cash of $388,534 used during the three months ended January 31, 2014.  The decrease in cash used for operating activities during the period was primarily due the impact of normal general and administrative expenses incurred during the three month period ended January 31, 2015 compared to January 31, 2014.

Cash flow from Investing Activities

During the three months ended January 31, 2015, we used no cash in investing activities.  During the three months ended January 31, 2014, we used $270,000 to acquire mineral rights.

Cash flow from Financing Activities

During the three months ended January 31, 2015, we received no cash related to financing activities. During the three months ended January 31, 2014 we received proceeds of $452,500 from the issuance of common stock.

Off-Balance Sheet Arrangements

As of January 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2015, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of January 31, 2015.

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

TEXAS SOUTH ENERGY, INC.
Date: March 16, 2015	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director