Form 10-Q
period 2015-04-30
Texas South Energy, Inc.
filed 2015-06-12
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 10, 2015 the registrant’s outstanding common stock consisted of 362,215,670 shares.

TEXAS SOUTH ENERGY, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements Balance Sheets as of April 30, 2015 and October 31, 2014 (unaudited) Unaudited Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended April 30, 2015 and 2014 Unaudited Statements of Cash Flows for the Six Months Ended April 30, 2015 and 2014 Unaudited Notes to Financial Statements	3
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 2.	Unregistered Sales of Equity Securities	8
Item 3.	Defaults upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	9
Item 7.	Signatures	9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2014.

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

TEXAS SOUTH ENERGY, INC.
FINANCIAL STATEMENTS
April 30, 2015

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5 to F-7

TEXAS SOUTH ENERGY, INC.
BALANCE SHEETS
(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS

CURRENT ASSETS
Cash	$137	$84,482
Investment securities – available for sale	500,000	950,000
TOTAL CURRENT ASSETS	500,137	1,034,482

Advances – mineral interests	8,200,000	8,200,000
Oil & Gas property	370,000	370,000
TOTAL ASSETS	$9,070,137	$9,604,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$193,705	$124,347
Accounts payable – related party	175,000	-
Accrued expenses	64,515	27,542
Notes payable (net of debt discount of $7,295 and $36,479 as of April 30, 2015 and October 31, 2014, respectively)	992,705	963,521
Due to related party	52,152	52,152
TOTAL CURRENT LIABILITIES	1,478,077	1,167,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 362,215,670 shares of common stock issued and outstanding	362,215	362,215
Additional paid-in capital	13,231,996	13,231,996
Accumulated other comprehensive income	232,000	682,000
Accumulated deficit	(6,234,151)	(5,839,291)
Total stockholders’ equity	7,592,060	8,436,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,070,137	$9,604,482

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
EXPENSES

General and administrative expense	$182,651	$595,837	$365,676	$959,914
Interest expense	14,592	7,542	29,184	7,542

NET LOSS	(197,243)	(603,379)	(394,860)	(967,456)

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(25,000)	332,000	(450,000)	332,000
Total comprehensive loss	$(222,243)	$(271,379)	$(844,860)	$(635,456)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	362,215,670	312,857,163	362,215,670	290,588,898

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Six months ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(394,860)	$(967,456)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	29,184	-
Change in prepaid expenses	-	(612)
Change in accounts payable and accrued expenses	106,331	5,990
Change in accounts payable – related party	175,000	-
NET CASH USED IN OPERATING ACTIVITIES	(84,345)	(962,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(268,000)
Advances of mineral interests	-	(6,500,000)
Acquisition of oil and gas property	-	(270,000)
NET USED IN INVESTING ACTIVITIES	-	(7,038,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	6,508,000
Proceeds from sale of common stock (issued)	-	1,982,900
Proceeds from sale of common stock (to be issued)	-	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,540,900

NET INCREASE (DECREASE) IN CASH	(84,345)	540,822

CASH, BEGINNING OF PERIOD	84,482	374,086

CASH, END OF PERIOD	$137	$914,908

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Issuance of shares for oil & gas property	$-	$100,000
Issuance of shares for accrued compensation	$-	$3,001,000

Unrealized gain (loss) on securities:
Available for sale	$(450,000)	$332,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2015
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

The Company has limited operating history and has earned no revenues.  The Company has devoted its activities to the acquisition of oil and gas assets. The Company has incurred losses since inception of $6,234,151.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2014.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Reclassification
For comparability, certain prior period accounts have been reclassified to conform to the financial statement presentation used in 2015.  These reclassifications have no impact on net loss.

Recent Accounting Pronouncements
The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has accumulated losses as of April 30, 2015, of $6,234,151.  The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTERESTS

On March 10, 2014, the Company entered into a farm-out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope. As of April 30, 2015, the Company had paid $8,200,000 of the $10,000,000 resulting in a farm-out investment asset of $8,200,000.  The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2015 and October 31, 2014 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month.  Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013.  The stock was valued at $23,000 based upon the Company’s recent stock sales.  In October 2013, the Company awarded a $600,000 cash bonus to Mr. Askew for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term. On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes. As of April 30, 2015, the Company owed $175,000 to James Askew pursuant to his employment agreement.

On March 21, 2014, the Company acquired five million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three month and six months ended April 30, 2015, the Company recorded an unrealized loss of $25,000 and $450,000, respectively, to adjust the investment securities to fair market value.

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

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matures on June 30, 2015 and bears interest at a fixed rate of 10% per annum. As of April 30, 2015, and October 31, 2014, the balance outstanding on the notes payable was $992,705 and $963,521, respectively, net of debt discount.

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

The Company’s Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.10 per share, derived from GulfSlope's trading price.

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

NOTE 10 – SUBSEQUENT EVENTS

In May 2015, the Company’s chief executive officer and sole director paid numerous vendors a total of $17,728 on behalf of the Company.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months and six months ended April 30, 2014 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of April 30, 2015, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

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

            Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm-out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM, of which four of the prospects were awarded to GulfSlope. These prospects are located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the prospects for up to $10,000,000 payable by the Company to GulfSlope.  As of April 30, 2015, the Company had funded $8,200,000. The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when the Company entered into the farm-out agreement.

            Business and Acquisition Strategy

Our primary business strategy includes:

           Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale.   The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the "source rock," or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

           Pursuing royalty opportunities.  We will consider opportunities to expand our interest through acquisitions of oil and gas reserves, existing royalty interests or other passive investments in oil and gas properties.  We will consider opportunities that we believe will maximize income from royalty based arrangements. We plan to pursue royalty opportunities that are complementary to our business plan.

           Expanding and diversifying our interests to property located outside the Eagle Ford Shale.  We intend to acquire both working and non-working interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We entered into a farm-out letter agreement with GulfSlope in March 2014.  We will consider acquisitions that serve as a platform for complementary acquisitions.

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

Liquidity and Capital Resources

As of April 30, 2015, we had a cash balance of $137 and a working capital deficit of $977,940.  Our accumulated deficit as of April 30, 2015 was $6,234,151.  Our net loss of $394,860 for the six months ended April 30, 2015 was mostly funded by proceeds raised from equity financings since September 2013.  During the six months ended April 30, 2015, our cash position decreased by $84,345.

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

Results of Operations for the Three months Ended April 30, 2015 compared to the Three months ended April 30, 2014

We had no sales during the three month periods ended April 30, 2015 and April 30, 2014.  General and administrative expenses were $182,651 for the three months ended April 30, 2015, compared to $595,837 for the three months ended April 30, 2014.  The decrease in general and administrative expenses of approximately $413,000 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was primarily attributed to a decrease in consulting fees, legal fees, compensation and travel expense. Interest expense was $14,592 for the three months ended April 30, 2015, compared to $7,542 in the prior period. The increase in interest expense is due to amortization of the debt discount associated with the notes payable.

We had a net loss of $197,243 for the three months ended April 30, 2015, compared to $603,379 for the three months ended April 30, 2014.  The decrease in net loss of approximately $406,000 was due to the decrease in aforementioned general and administrative expenses.

The basic and diluted loss per share for the three months ended April 30, 2015 and 2014 was $0.00.

We recorded other comprehensive loss of $25,000 for the three months ended April 30, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope common stock our Company purchased from our sole officer and director James Askew in March 2014.  Other comprehensive income of $332,000 was recorded during the three months ended April 30, 2014.

As of April 30, 2015, the Company’s cash balance was $137, compared to a cash balance of $84,482 as of October 31, 2014.  Total assets decreased by $534,345 from October 31, 2014 to April 30, 2015. This decrease is driven by less cash on hand at April 30, 2015 and the unrealized loss associated with the investment securities of $450,000 recorded in the six month period ended April 30, 2015.

Results of Operations for the Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

We had no sales during the six month periods ended April 30, 2015 and April 30, 2014.  General and administrative expenses were $365,676 for the six months ended April 30, 2015, compared to $959,914 for the six months ended April 30, 2014.  The decrease in general and administrative expense of approximately $594,000 for the six months ended April 30, 2015 compared to the six months ended April 30, 2014 was primarily attributed to a decrease in consulting fees, legal fees, compensation expense and travel expenses.  Interest expense was $29,184 for the six months ended April 30, 2015, compared to interest expense of $7,542 in the prior year.  The increase in interest expense is due to the debt associated with the farm-out agreement as outlined above.

We had a net loss of $394,860 for the six months ended April 30, 2015, compared to $967,456 for the six months ended April 30, 2014.  The decrease in net loss of approximately $573,000 was due to the decrease in the aforementioned general and administrative expense.

The basic and diluted loss per share for the six months ended April 30, 2015 and 2014 was $0.00.

We recorded other comprehensive loss of $450,000 for the six months ended April 30, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope Energy Inc. common stock our Company purchased from our sole officer and director James Askew in March 2014.  Other comprehensive income of $332,000 was recorded during the six months ended April 30, 2014.

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $877,733 from November 1, 2014 to April 30, 2015 compared to the period from November 1, 2013 to April 30, 2014. This decrease is primarily due to the impact of general and administrative expenses incurred during the six month period ended April 30, 2015 compared to April 30, 2014.

Cash Flow from Investing Activities

During the six month period ended April 30, 2015, we used no cash in investing activities compared to $7,038,000 in the six month period ended April 30, 2014, when we used $270,000 to acquire mineral rights, $268,000 to acquire common stock in related party GulfSlope, and $6,500,000 to acquire up to a 20% working interest in various prospects in an agreement with GulfSlope.

Cash Flow from Financing Activities

During the six month period ended April 30, 2015, we received no proceeds from financing activities compared to financing proceeds of $8,540,900 received in the six month period ended April 30, 2014. The decrease is attributed financing activities that occurred in the six month period ended April 30, 2014, when we received approximately $2.0 million in the sale of the Company’s common stock and the issuance of convertible notes of approximately $6.5 million.

Off-Balance Sheet Arrangements

As of April 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2015, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of April 30, 2015.

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

None.

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

TEXAS SOUTH ENERGY, INC.
Date: June 12, 2015	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director