Form 10-Q
period 2015-07-31
Texas South Energy, Inc.
filed 2015-09-11
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 10, 2015 the registrant’s outstanding common stock consisted of 362,215,670 shares.

TEXAS SOUTH ENERGY, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements Balance Sheets as of July 31, 2015 and October 31, 2014 (Unaudited) Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended July 31, 2015 and 2014 Unaudited Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014 Unaudited Notes to Financial Statements	3
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 2.	Unregistered Sales of Equity Securities	8
Item 3.	Defaults upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	9
Item 7.	Signatures	9

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

TEXAS SOUTH ENERGY, INC.
FINANCIAL STATEMENTS
July 31, 2015

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5 to F-7

TEXAS SOUTH ENERGY, INC.
BALANCE SHEETS
(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS

CURRENT ASSETS
Cash	$137	$84,482
Investment securities – available for sale	250,000	950,000
TOTAL CURRENT ASSETS	250,137	1,034,482

Advances – mineral interests	8,200,000	8,200,000
Oil & Gas property	370,000	370,000
TOTAL ASSETS	$8,820,137	$9,604,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$205,563	$124,347
Accounts payable – related party	297,728	-
Accrued expenses	77,387	27,542
Notes payable
(net of debt discount of $0 and $36,479 as of July 31, 2015 and October 31, 2014, respectively)	1,000,000	963,521
Due to related party	52,152	52,152
TOTAL CURRENT LIABILITIES	1,632,830	1,167,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 362,215,670 shares of common stock issued and outstanding	362,215	362,215
Additional paid-in capital	13,231,996	13,231,996
Accumulated other comprehensive income (loss)	(18,000)	682,000
Accumulated deficit	(6,388,904)	(5,839,291)
Total stockholders’ equity	7,187,307	8,436,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,820,137	$9,604,482

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
EXPENSES

General and administrative expense	$147,457	$555,906	$513,134	$1,515,821
Interest expense	7,296	18,730	36,479	26,272

NET LOSS	(154,753)	(574,636)	(549,613)	(1,542,093)

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(250,000)	600,000	(700,000)	932,000
Total comprehensive income (loss)	$(404,753)	$25,364	$(1,249,613)	$(610,093)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	362,215,670	326,138,004	362,215,670	302,568,817

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.
STATEMENTS OF CASHFLOWS
(Unaudited)

	Nine months ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(549,613)	$(1,542,093)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	36,479	-
Change in prepaid expenses	-	10,838
Change in accounts payable and accrued expenses	131,061	69,698
Change in accounts payable – related party	297,728	-
NET CASH USED IN OPERATING ACTIVITIES	(84,345)	(1,461,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(268,000)
Advances of mineral interests	-	(8,200,000)
Acquisition of oil and gas property	-	(270,000)
NET USED IN INVESTING ACTIVITIES	-	(8,738,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	8,027,950
Proceeds from sale of common stock (issued)	-	1,982,900
Proceeds from sale of common stock (to be issued)	-	160,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,170,850

NET INCREASE (DECREASE) IN CASH	(84,345)	(28,707)

CASH, BEGINNING OF PERIOD	84,482	374,086

CASH, END OF PERIOD	$137	$345,379

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Issuance of shares for oil & gas property	$-	$100,000
Issuance of shares for accrued compensation	$-	$3,001,000

Unrealized gain (loss) on securities:
Available for sale	$(700,000)	$932,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015
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

The Company has limited operating history and has earned no revenues.  The Company has devoted its activities to the acquisition of oil and gas assets. The Company has incurred losses since inception of $6,388,904.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB deferred the effective date to reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has accumulated losses as of July 31, 2015, of $6,388,904.  The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – ADVANCES - MINERAL INTERESTS

On March 10, 2014, the Company entered into a farm-out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to five prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope.  Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the Prospects for up to $10,000,000 payable by the Company to GulfSlope. As of July 31, 2015, the Company had paid $8,200,000 of the $10,000,000 resulting in a farm-out investment asset of $8,200,000.  The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2015 and October 31, 2014 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment.

On September 27, 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month.  Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013.  The stock was valued at $23,000 based upon the Company’s recent stock sales.  In October 2013, the Company awarded a $600,000 cash bonus to Mr. Askew for his success in raising capital for the Company prior to October 31, 2013.  On March 17, 2014, the Company and Mr. Askew amended the employment agreement to extend the term for one year, expiring September 2015, and to provide that Mr. Askew is entitled to receive base compensation through the end of the term if such agreement is terminated prior to the end of the term. On March 17, 2014, the Company also entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes. As of July 31, 2015, the Company owed $280,000 to James Askew pursuant to his employment agreement.

On March 21, 2014, the Company acquired five million shares of restricted GulfSlope common stock from our sole officer and director James M. Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three month and nine months ended July 31, 2015, the Company recorded an unrealized loss of $250,000 and $700,000, respectively, to adjust the investment securities to fair market value.

In May 2015, the Company’s chief executive officer and sole director paid numerous vendors a total of $17,728 on behalf of the Company. This liability is reflected in the balance sheet line ‘Accounts payable – related party’.

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

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matured on June 30, 2015 and bears interest at a fixed rate of 10% per annum. As of July 31, 2015, and October 31, 2014, the balance outstanding on the notes payable was $1,000,000 and $963,521, respectively, net of debt discount.

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

The Company’s Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.05 per share, derived from GulfSlope's trading price.

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

NOTE 10 – SUBSEQUENT EVENTS

On September 8, 2015 Texas South paid GulfSlope $1,000,000 to amend the farm-out agreement dated March 10, 2014 with GulfSlope, whereby the parties (i) revised the percentage of working interest to be to be acquired by Texas South in certain oil and gas Prospects in the Gulf of Mexico and (ii) modified, substituted and/or replaced the Prospects in the March 2014 agreement with a list of new Prospects. Under the amended agreement, Texas South has acquired an 18.4% working interest in the Prospects and may, but is not obligated to, increase its working interest further by 1.6% to 20% by paying an additional $800,000 to GulfSlope on or before September 15, 2015. Texas South financed the $1,000,000 payment by a private placement of its common stock at a price of $0.02 per share and to date has received a total of approximately $1,600,000 related to that financing.

Subsequent to July 31, 2015, the Company’s chief executive officer and sole director paid numerous vendors a total of $45,528 on behalf of the Company.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months and nine months ended July 31, 2014 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

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

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of July 31, 2015, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. The results of the drilled well are not yet known.

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

Our Current Offshore Contractual Interests and Investment

On March 10, 2014, the Company entered into a farm-out letter agreement with GulfSlope Energy, Inc. ("GulfSlope"), relating to five prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM, of which four of the prospects were awarded to GulfSlope. These prospects are located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope.  Under the terms of the farm-out letter agreement, the Company may acquire up to a 20% working interest in the prospects for up to $10,000,000 payable by the Company to GulfSlope.  As of July 31, 2015, the Company had funded $8,200,000. The transfer of the contractual rights to the working interests is expected to occur in 2015.  In addition, the Company has agreed to pay its proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when the Company entered into the farm-out agreement.

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

Liquidity and Capital Resources

As of July 31, 2015, we had a cash balance of $137 and a working capital deficit of $1,382,693.  Our accumulated deficit as of July 31, 2015 was $6,388,904.  Our net loss of $549,613 for the nine months ended July 31, 2015 was mostly funded by proceeds raised from equity financings since September 2013.  During the nine months ended July 31, 2015, our cash position decreased by $84,345.

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

Results of Operations for the Three months Ended July 31, 2015 compared to the Three months ended July 31, 2014

We had no sales during the three month periods ended July 31, 2015 and July 31, 2014.  General and administrative expenses were $147,457 for the three months ended July 31, 2015, compared to $555,906 for the three months ended July 31, 2014.  The decrease in general and administrative expenses of approximately $408,000 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 was primarily attributed to a decrease in consulting fees, legal fees, compensation and travel expense. Interest expense was $7,296 for the three months ended July 31, 2015, compared to $18,730 in the prior period. The decrease in interest expense is due to amortization of the debt discount associated with the notes payable.

We had a net loss of $154,753 for the three months ended July 31, 2015, compared to $574,636 for the three months ended July 31, 2014.  The decrease in net loss of approximately $420,000 was due to the decrease in aforementioned general and administrative expenses.

The basic and diluted loss per share for the three months ended July 31, 2015 and 2014 was $0.00.

We recorded other comprehensive loss of $250,000 for the three months ended July 31, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope common stock our Company purchased from our sole officer and director James Askew in March 2014.  Other comprehensive income of $600,000 was recorded during the three months ended July 31, 2014.

As of July 31, 2015, the Company’s cash balance was $137, compared to a cash balance of $84,482 as of October 31, 2014.  Total assets decreased by $784,345 from October 31, 2014 to July 31, 2015. This decrease is driven by less cash on hand at July 31, 2015 and the unrealized loss associated with the investment securities of $700,000 recorded in the nine month period ended July 31, 2015.

Results of Operations for the Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

We had no sales during the nine month periods ended July 31, 2015 and 2014.  General and administrative expenses were $513,134 for the nine months ended July 31, 2015, compared to $1,515,821 for the nine months ended July 31, 2014.  The decrease in general and administrative expense of approximately $1,003,000 for the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 was primarily attributed to a decrease in consulting fees, legal fees, compensation expense and travel expenses.  Interest expense was $36,479 for the nine months ended July 31, 2015, compared to interest expense of $26,272 in the prior year.  The increase in interest expense is due to the debt associated with the farm-out agreement as outlined above.

We had a net loss of $549,613 for the nine months ended July 31, 2015, compared to $1,542,093 for the nine months ended July 31, 2014.  The decrease in net loss of approximately $992,000 was due to the decrease in the aforementioned general and administrative expense.

The basic and diluted loss per share for the nine months ended July 31, 2015 and 2014 was $0.00 and $0.01, respectively.

We recorded other comprehensive loss of $700,000 for the nine months ended July 31, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope Energy Inc. common stock our Company purchased from our sole officer and director James Askew in March 2014.  Other comprehensive income of $932,000 was recorded during the nine months ended July 31, 2014.

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $1,377,212 from November 1, 2014 to July 31, 2015 compared to the period from November 1, 2013 to July 31 2014. This decrease is primarily due to the impact of general and administrative expenses incurred during the nine month period ended July 31, 2015 compared to July 31, 2014.

Cash Flow from Investing Activities

During the nine month period ended July 31, 2015, we used no cash in investing activities compared to $8,738,000 in the nine month period ended July 31, 2014, when we used $270,000 to acquire mineral rights, $268,000 to acquire common stock in related party GulfSlope, and $8,200,000 to acquire up to a 20% working interest in various prospects in an agreement with GulfSlope.

Cash Flow from Financing Activities

During the nine month period ended July 31, 2015, we received no proceeds from financing activities compared to financing proceeds of $10,170,850 received in the nine month period ended July 31, 2014. The decrease is attributed financing activities that occurred in the nine month period ended July 31, 2014, when we received approximately $2,143,000 in the sale of the Company’s common stock and the issuance of convertible notes of approximately $8,028,000.

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2015, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of July 31, 2015.

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

TEXAS SOUTH ENERGY, INC.
Date: September 11, 2015	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director