Form 10-K
period 2015-10-31
Texas South Energy, Inc.
filed 2016-02-12
CIK 1506742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $65,537,074 on April 30, 2015.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 22, 2016
Common Capital Voting Stock, $0.001 par value per share	432,865,670

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

Although we are not currently in the business of exploring, drilling and producing oil and gas, our business is still subject to multiple factors effecting the production of oil and gas, including, but not limited to:  market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities.  Additionally, we may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which we or may have an interest.

Our Current Onshore Mineral Interests

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  Currently, one drilled well is producing, however, we do not expect significant income due to current market conditions.

Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2015, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. Currently, one drilled well is producing, however, we do not expect significant income due to current market conditions.

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

Our Current Offshore Contractual Interests and Investment

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement as amended in September 2015, we acquired contractual rights to a 20% working interest in six prospects for $10,000,000. We have agreed to pay our proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when we entered into the farm-out agreement in March 2014.

Business and Acquisition Strategy

Our primary business strategy includes:

•
Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale.  The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the “source rock,” or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

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

•
Expand and diversify our interests to property located outside the Eagle Ford Shale.  We intend to acquire both working and non-working interests in oil and gas properties throughout the Gulf Coast Region, including off-shore prospects.  We entered into a farm-out letter agreement with GulfSlope in March 2014 as amended in September 2015.  We will consider acquisitions that serve as a platform for complementary acquisitions.

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

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness).

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

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company.   We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation relieves us of some of the informational requirements of Regulation S-K applicable to larger companies.

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

General

Our address is 3 Riverway, Suite 1800, Houston, TX 77056 and our telephone number is (713) 209-2950. We currently do not have a corporate website. Our SEC filings are accessible through the SEC’s web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

Areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

We currently own (i) a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County, Texas. and (ii) the contractual right to up to a 20% working interest in 5 prospects awarded to GulfSlope at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM.  The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We have only drilled one exploratory well on our prospects and although one well is producing, we may not have significant income from this well due to current market conditions. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

Our business plan is dependent upon our ability to identify and acquire interests in mineral rights or existing royalties.

Our plan requires us to identify and acquire interests in mineral rights or existing royalties that are economically recoverable.  Our success will depend upon our ability to acquire mineral rights and/or royalty interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and which the operator is able to develop the oil and gas reserves to the point of production. Without successful acquisition and exploration of the properties in which we hold mineral rights and/or royalty interests, we will not be able to receive revenues from royalties.  We cannot provide any assurance that we will be able to identify and acquire mineral rights and/or royalty interests on acceptable terms, that oil and gas reserves will be discovered in commercial viable quantities, or that the operator will develop the oil and gas reserves at costs that will require payment of royalties to us.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations and fund our contractual rights to working interests in our Gulf of Mexico prospects. Prospect acquisition costs are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing to develop our current prospects and to identify and acquire additional mineral rights, existing royalty interests or other passive interests in oil and gas properties.

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

Our fiscal 2015 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has accumulated a net loss since inception (March 15, 2010) through October 31, 2015, of $6,784,978.  Further losses are anticipated as we continue in the development stage of our business.  The Company will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  Failure to raise the required capital to fund operations (including the exploitation of our contractual rights to working interests in the Gulf of Mexico), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

The Company will continue to fund its operations by way of issuing debt or equity securities for cash and for services to be rendered.  During the fiscal year ended October 31, 2015, the Company received funds of $1,297,000 for stock subscriptions at $0.02 per share that have been issued or will be issued in fiscal year 2016.  Subsequent to October 31, 2015, the Company sold 5,250,000 shares of its common stock for cash proceeds of $105,000.  In October 2015, the Company also entered into new note payable arrangements that provided funds of $782,918 for its operations.  Subsequent to October 31, 2015, the Company borrowed an additional $46,734 for working capital purposes.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for the balance of fiscal year 2016. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Our current capital on hand is insufficient to enable us to fully execute our business strategy.  We will need to raise additional funds in order to fully execute our business strategy.  As of the date of this Annual Report, we will require additional funds for the balance of fiscal year 2016. Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of any prospect we may acquire an interest in, and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2015, we had an accumulated deficit of $6,784,978.  We had no revenues in fiscal year 2015 and do not anticipate receiving revenues in fiscal year 2016, or in subsequent periods unless we are successful in farming into prospects and discovering economically recoverable oil or gas reserves or acquiring mineral interests that provide revenue.  We expect that our operating expenses will increase in future periods.  We expect continued losses in fiscal year 2016 and thereafter.

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

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure that we will be able to:

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2015 has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a price dipping below $27 in intra-day trading on January 20, 2016.  This near term volatility may affect future prices in 2016 and beyond.  The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

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

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent oil and gas operator in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2015, one well has been drilled on the acreage. The lease on the undrilled acreage expired in December 2014. Currently, the drilled well is producing, but we do not expect significant income due to current market conditions.

The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America.  The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the “source rock,” or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet. The Eagle Ford Shale has a carbonate content as high as 70%, which makes it more similar to a traditional carbonate than to a shale. The high carbonate content and subsequently lower clay content make the Eagle Ford Shale more brittle and easier to stimulate through hydraulic fracturing.

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

Period	High Bid	Low Bid

August 1, 2015 through October 31, 2015	$0.08	$0.03
May 1, 2015 through July 31, 2015	0.26	0.08
February 1, 2015 through April 30, 2015	0.28	0.20
November 1, 2015 through January 31, 2015	0.40	0.25

August 1, 2014 through October 31, 2014	$0.45	$0.25
May 1, 2014 through July 31, 2014	0.78	0.35
February 1, 2014 through April 30, 2014	0.85	0.31
November 1, 2013 through January 31, 2014	1.00	0.23

Holders

The number of record holders of the Company’s common stock, as of January 22, 2016, is approximately 107.

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

During September and October 2015, we received cash of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were unissued as of October 31, 2015. In December 2015, 48,850,000 shares associated with this transaction were issued.

In October 2015, we borrowed an aggregate of $782,918 evidenced by the issuance of promissory notes.

In November 2015, we borrowed $46,734 evidenced by the issuance of a promissory note.

In December 2015, we received cash of $105,000 for the issuance of 5,250,000 shares at $0.02 per share.  The shares were issued in December 2015.

In December 2015, we issued 550,000 shares of common stock to a third party for services rendered, valued at $11,000.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  This management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in “Risk Factors,” our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

Prior to September 2013, we had not been engaged in any substantive business activity. In September 2013, our chief executive officer was appointed and began to focus the Company’s interest on acquiring mineral rights and royalty interests, which we believe will generate royalty or other income without significant ongoing expense to the Company.  In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County.  Our acreage is included in the Eagle Ford Shale located in South Texas.  In March 2014, we entered into a farm out letter agreement with GulfSlope, relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement as amended in September 2015, we acquired contractual rights to a 20% working interest in six prospects for $10,000,000.  The Company agreed to pay its proportionate share of the net rental costs related to the prospects.  GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  To date, no economically viable oil and gas reserve have been discovered on our acreage in the Eagle Ford Shale or our prospects in the Gulf of Mexico, and there is no assurance that viable oil and gas reserves will ever be discovered on our acreage or our prospects.

Our mineral rights are currently subject to an oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale.  Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage.  As of October 31, 2015, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The independent producer's lease on the undrilled acreage expired in December 2014. Currently, the drilled well is producing but we do not expect significant income due to current market conditions.

The Company has incurred accumulated losses for the period from inception to October 31, 2015 of approximately $6,784,978.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.  As of October 31, 2015, the Company had $2,135 of cash on hand.  As of the date of this Annual Report, we will require additional funds for the balance of fiscal year 2016. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Investment Securities

Investment securities are composed of common stock of GulfSlope Energy, Inc. (“GulfSlope), and are classified as “available-for-sale”.  Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2015, the Company recorded an unrealized loss of $715,000 to adjust the investment securities to fair market value.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  As of October 31, 2015 the Company had net operating loss carryforwards of approximately $3,762,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Common stock has been granted to numerous third parties for services.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 “Compensation - Stock Compensation” and 505-50 “Equity-Based Payments to Non-Employees.”  This statement requires a public entity to expense the cost of services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC 718 and 505-50 upon creation of the company and expenses share based costs in the period incurred.

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of October 31, 2015, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2015 compared to October 31, 2014

We had no sales during the years ended October 31, 2015 and October 31, 2014.  General and administrative expenses were approximately $0.8 million for the year ended October 31, 2015, compared to $1.8 million for the year ended October 31, 2014.  The decrease in general and administrative expenses of approximately $1.0 million for the year ended October 31, 2015 compared to the year ended October 31, 2014 was primarily attributed to a decrease in consulting fees, legal and accounting professional fees, and travel expenses of approximately $1.0 million.

We had a net loss of approximately $0.9 million for the year ended October 31, 2015, compared to a net loss of $1.9 million for the year ended October 31, 2014.  The decrease in net loss of approximately $1.0 million was due primarily to the aforementioned activity in general and administrative expenses.

The basic and diluted loss per share for the year ended October 31, 2015 was $0.00, compared to a net loss per share of $0.01 for the year ended October 31, 2014.

We recorded other comprehensive loss of $715,000 for the year ended October 31, 2015.  This represents an unrealized loss on the 5,000,000 shares of GulfSlope common stock our Company purchased from James Askew in March 2014. For the year ended October 31, 2014, the Company had an unrealized gain of $682,000.

As of October 31, 2015, the Company’s cash balance was $2,135, compared to a cash balance of $84,482 as of October 31, 2014. As of October 31, 2015, the Company’s assets consisted of cash of $2,135, prepaid assets of $3,948, investment securities of $235,000 and mineral interests and oil and gas property of $10,375,955. As of October 31, 2014, the Company’s assets consisted of cash of $84,482, investment securities of $950,000 and mineral interests and oil and gas property of $8,570,000.

Cash flow from Operating Activities

During the year ended October 31, 2015, we used cash of $291,310 for operating activities as compared to a use of cash of $1,770,614 during the year ended October 31, 2014.  The decrease in cash used for operating activities during the year was primarily due to the reduction in normal general and administrative expenses incurred during the year.

Cash flow from Investing Activities

During the year ended October 31, 2015, we used $1,805,955 to purchase contractual rights for working interests in various prospects in an amended farm-out agreement with GulfSlope entered into in September 2015.  During the year ended October 31, 2014, we used $270,000 cash to acquire oil and gas property, $268,000 to acquire common stock in GulfSlope, and $8,200,000 to acquire contractual rights for up to a 20% working interest in various prospects in a farm-out agreement with GulfSlope entered into in March 2014.

Cash flow from Financing Activities

During the year ended October 31, 2015, we received proceeds of $2,014,918 from financing activities compared with $10,219,010 during the year ended October 31, 2014. The decrease is attributed to a lower level of financing necessary to fund business activities during the year-ended October 31, 2015. During the period ended October 31, 2014, we received $2,142,900 related to the sale of the Company’s common stock and $8,076,110 from the issuance of convertible and non-convertible notes.

Liquidity and Capital Resources

As at October 31, 2015, we had a cash balance of $2,135 and a working capital deficit of $1,601,422.  Our accumulated deficit from inception (March 15, 2010) to October 31, 2015 was $6,784,978. Our net loss of $945,687 for the year ended October 31, 2015 was mostly funded by proceeds raised from equity financings since September 2013 and issuances of third party and related party note payable agreements. During the year ended October 31, 2015, our cash position decreased by $82,347.

 In June 2014, we entered into a subscription agreement with an accredited investor under which the Company issued a promissory note in the original principal amount of $1,000,000 and a one-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share with a fair value of $58,367.  The promissory note matured on June 30, 2015 and bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000.

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum.

In October 2015 and November 2015, we entered into related party promissory note agreements with our director and chief executive officer James Askew. These promissory note agreements provided us with $82,918 and $46,734, respectively.

In December 2015, we raised $105,000 through the sale of 5,250,000 shares of common stock.

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

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operation, financial position or cash flows. With the exception of the pronouncements listed below, these recently issued pronouncements are not expected to have a material impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued its final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09:  Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because we have no revenues, the new guidance is not expected to have a material impact on our financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, this standard provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted. We are currently evaluating the accounting impact that this pronouncement will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texas South Energy, Inc.
Financial Statements
October 31, 2015

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Texas South Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Texas South Energy, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two year period ended October 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas South Energy, Inc. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 12, 2016

Texas South Energy, Inc.
BALANCE SHEETS

	October 31, 2015	October 31, 2014
ASSETS

CURRENT ASSETS
Cash	$2,135	$84,482
Prepaid expenses	3,948	-
Investment securities – available for sale	235,000	950,000
Advances - Mineral interests	-	8,200,000
TOTAL CURRENT ASSETS	241,083	9,234,482

Oil and gas properties	10,375,955	370,000
TOTAL ASSETS	$10,617,038	$9,604,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,479	$124,347
Accrued expenses	191,831	27,542
Accrued expenses – related party	475,125	-
Notes payable (net of discount of $0 and $36,479 as of October 31, 2015 and 2014, respectively)	1,100,000	963,521
Due to related party	70,070	52,152
TOTAL CURRENT LIABILITIES	1,842,505	1,167,562

Notes payable – long term	700,000	-
TOTAL LIABILITIES	2,542,505	1,167,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 362,215,670 shares of common stock issued and outstanding, for October 31, 2015 and 2014, respectively	362,215	362,215
Additional paid-in capital	13,233,296	13,231,996
Additional paid-in capital – shares to be issued	1,297,000	-
Accumulated other comprehensive income	(33,000)	682,000
Accumulated deficit	(6,784,978)	(5,839,291)
Total stockholders’ equity	8,074,533	8,436,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,617,038	$9,604,482

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended October 31, 2015	Year ended October 31, 2014

EXPENSES

General & administrative expenses	$759,490	$1,828,260

LOSS FROM OPERATIONS	(759,490)	(1,828,260)

Interest expense	(186,197)	(48,160)

NET LOSS	(945,687)	(1,876,420)

Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	(715,000)	682,000
Total comprehensive loss	$(1,660,687)	$(1,194,420)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	362,215,670	316,151,133

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Addional Paid-in Capital Shares to be issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, October 31, 2013	198,000,000	$198,000	$(134,278)	$1,174,000	$-	$(3,962,871)	$(2,725,149)

Stock issued for cash	63,938,004	63,938	3,252,962	(1,174,000)	-	-	2,142,900
Stock issued for accrued compensation	63,000,000	63,000	2,938,000	-	-	-	3,001,000
Stock issued for acquisition of mineral interests	2,000,000	2,000	98,000	-	-	-	100,000
Stock issued to extinguish farm out debt	35,102,181	35,102	6,984,120	-	-	-	7,019,222
Stock issued to extinguish other debt	175,485	175	34,825	-	-	-	35,000
Warrants - marked to fair value	-	-	58,367	-	-	-	58,367
Securities available for sale - marked to fair value	-	-	-	-	682,000	-	682,000
Net loss for the year ended October 31, 2014	-	-	-	-	-	(1,876,420)	(1,876,420)

Balance, October 31, 2014	362,215,670	362,215	13,231,996	-	682,000	(5,839,291)	8,436,920

Imputed Interest	-	-	1,300	-	-	-	1,300

Stock to be issued	-	-	-	1,297,000	-	-	1,297,000
Securities available for sale - marked to fair value	-	-	-	-	(715,000)	-	(715,000)
Net loss for the year ended October 31, 2015	-	-	-	-	-	(945,687)	(945,687)

Balance, October 31, 2015	362,215,670	$362,215	$13,233,296	$1,297,000	$(33,000)	$(6,784,978)	$8,074,533

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(945,687)	$(1,876,420)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest	101,300	-
Amortization of debt discount	36,479	-
Changes in operating assets and liabilities
Change in prepaid expenses	(3,948)	10,838
Change in accounts payable and accrued expenses	45,421	94,968
Change in accrued expenses – related party	475,125	-
NET CASH USED IN OPERATING ACTIVITIES	(291,310)	(1,770,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(268,000)
Purchase of mineral interests	(1,805,955)	(8,200,000)
Acquisition of oil and gas property	-	(270,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,805,955)	(8,738,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	700,000	8,076,110
Proceeds from issuance of notes payable - related party	82,918	-
Repayment of notes payable - related party	(65,000)	-
Proceeds from sale of common stock (issued)	-	2,142,900
Proceeds from sale of common stock (to be issued)	1,297,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,014,918	10,219,010

NET DECREASE IN CASH	(82,347)	(289,604)

CASH, BEGINNING OF PERIOD	84,482	374,086

CASH, END OF PERIOD	$2,135	$84,482

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Issuance of shares for oil & gas property	$-	$100,000
Issuance of shares for accrued compensation	$-	$3,001,000
Issuance of shares for extinguishment of debt	$-	$7,054,222
Reclassification of advances to oil & gas property	$8,200,000	$-

Unrealized gain (loss) on securities:
Available for sale	$(715,000)	$682,000

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
October 31, 2015

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

The Company has limited operating history and has earned no revenues. The Company has devoted its activities to the acquisition of oil and gas assets. The Company and has incurred losses since inception of $6,784,978.

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

Income Taxes
The Company has adopted ASC 740 for reporting purposes. As of October 31, 2015 the Company had net operating loss carryforwards of approximately $3,762,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Common stock has been granted to third parties for services rendered (see Note 5 – Common Stock).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 “Compensation - Stock Compensation” and 505-50 “Equity-Based Payments to Non-Employees.” This statement requires a public entity to expense the cost of services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 and 505-50 upon creation of the Company and expenses share based costs in the period incurred.

Accounting for Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of October 31, 2015, the Company's oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Investment Securities
Investment securities are composed of common stock of GulfSlope Energy, Inc. (“GulfSlope), and are classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2015, the Company recorded an unrealized loss of $715,000 to adjust the investment securities to fair market value.

Recent Accounting Pronouncements
In May 2014, the FASB issued its final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09:  Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, this standard provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted. The Company is currently evaluating the accounting impact that this pronouncement will have on its financial statements.

Other new pronouncements issued but not effective until after October 31, 2015 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated losses as of October 31, 2015, of $6,784,978. The Company will be dependent upon the raising of additional capital through the best- efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – OIL & GAS PROPERTIES

On January 22, 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights  (the “Acquired Interest”).  In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000.  One drilled well is producing, but the Company does not expect significant income due to current market conditions.

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014.  Under the terms of the farm-out letter agreement as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000, of which the last installment of $1,800,000 was paid in September 2015.  During the year ended October 31, 2015, the Company had advanced $8,200,000 towards the acquisition of the mineral interests.  The Company agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements.  The mineral interests are unproved as of October 31, 2015.

NOTE 5 – COMMON STOCK

During November 2013 through January 2014, the Company received cash and subscriptions to purchase 9,050,000 shares of common stock at $0.05 per share for $452,500 cash.  The shares were issued in February and March 2014.

In November 2013, the Company issued 3,000,000 shares of common stock to a third party for services rendered.   The stock was valued at $1,000. In the same month, the Company issued 60,000,000 shares of common stock valued at $3,000,000 to John B. Connally III, pursuant to the aforementioned consulting agreement (see Note 10 – Commitments and Contingencies).

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

On August 21, 2014, in connection with the Company’s convertible note agreement, dated March 10, 2014, (see Note 7 – Notes Payable), the Company received notice of conversion from the holders of an aggregate principal amount of $6,992,950, plus accrued interest of $27,437. The holders converted the total outstanding principal and interest under the agreement into 35,102,181 shares of common stock.

During September and October 2015, the Company received cash of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were unissued as of October 31, 2015, and are reflected in the financial statements as “Additional paid in capital – shares to be issued”. The shares were issued in December 2015.

As of October 31, 2015, the Company has not granted any stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2015 and 2014 the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the ‘Due to related party’ line on the balance sheet.

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018. As of October 31, 2015, the Company had not paid Jim Askew $385,000 in accordance with his employment agreement and this amount is accrued within ‘Accrued expenses – related party’ on the balance sheet.

In March 2014, the Company acquired 5 million shares of restricted GulfSlope common stock from our sole officer and director James Askew for a purchase price of $268,000.  At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the year ended October 31, 2015, the Company recorded an unrealized loss of $715,000 to adjust the investment securities to fair market value.

In October 2015, the Company entered into related party promissory note payable agreement with its director and chief executive officer James Askew for $82,918. The principal and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum. The Company made payments of $65,000 related to this promissory note in October 2015. As of October 31, 2015, the outstanding principal balance was $17,918 and is included in ‘Due to related party’ on the Company’s balance sheet. In November 2015, the Company entered into an additional related party promissory note payable agreement James Askew for $46,734 (see Note 11 – Subsequent Events).

During the year-ended October 31, 2015, the Company’s chief executive officer and sole director paid numerous vendors on behalf of the Company. As of October 31, 2015, the Company had $90,125 accrued within the ‘Accrued expenses – related party’ line on the balance sheet.

NOTE 7 – NOTES PAYABLE

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000. As of October 31, 2015, the outstanding principal balance was $1,100,000 and is included in ‘Notes payable’ as a current liability on the Company’s balance sheet.

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of October 31, 2015, the outstanding principal balance of $700,000 is included in ‘Notes payable – long term’ on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew (see Note 6 – Related Party Transactions and Note 11 – Subsequent Events).

In connection with the Company’s funding obligations pursuant to the farm-out letter agreement (see Note 4 – Oil and Gas Properties above), on March 10, 2014, the Company entered into a financing arrangement for up to $10,000,000 in connection with the issuance of 1% unsecured convertible promissory notes (the “Note Agreement”), convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The conversion occurred in August 2014. The holders converted the total outstanding principal amount of $6,992,950 and accrued interest of $27,437 into 35,102,181 shares of common stock.  The conversion extinguished the Company’s obligations under the Note Agreement, including the promissory notes underlying the Note Agreement.

In June 2014, the Company entered into a non-convertible promissory note for $35,000. This note expired on August 15, 2014 when proceeds of the note were then provided to the Company for the issuance of 175,485 shares of common stock at $.20 per share (see Note 5 – Common Stock).

NOTE 8 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2015	October 31, 2014
Federal income tax benefit at the statutory rate:
Net loss	$(296,000)	$(624,000)
Change in valuation allowance	296,000	624,000
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	October 31, 2015	October 31, 2014
Deferred tax attributed:
Net operating loss carryover	$1,280,000	$943,000
Less: valuation allowance	(1,280,000)	(943,000)
Net deferred tax asset	$-	$-

At October 31, 2015, the Company had an unused net operating loss carryforward approximating $3,762,000 that is available to offset future taxable income; the loss carryforward will start to expire in 2028.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.05 per share, derived from recent GulfSlope private placement financing transactions. The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with its director and chief executive officer James Askew. Among other compensation (see Note 6 – Related Party Transactions above), the agreement provided for $35,000 cash compensation per month and a sign-on bonus of $75,000.  Mr. Askew was also issued 69,000,000 shares of common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered. In October 2013, the Company awarded a $600,000 bonus to James Askew, for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement). In March 2014, this agreement was extended for one year and in September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018.

On October 11, 2013, the Company entered into a consulting agreement with John B. Connally, III. The agreement provided for a one-time issuance of 60,000,000 shares of common stock, $25,000 cash signing bonus, and $10,000 cash compensation per month. The stock was issued in November 2013. In September 2015, the Company amended the consulting agreement to extend the term of the consulting agreement to December 31, 2016.

NOTE 11 – SUBSEQUENT EVENTS

In November 2015, the Company entered into a related party promissory note payable agreement with its director and chief executive officer James Askew for $46,734. This note and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum.

During September and October 2015, the Company received cash of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were issued in December 2015.

In December 2015, the Company received cash of $105,000 for the issuance of 5,250,000 shares at $0.02 per share.  The shares were issued in December 2015. In the same month, the Company issued 550,000 shares of common stock to a third party for services rendered. The stock was valued at $11,000.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of October 31, 2015, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our sole executive officer and director and his respective age, position and biographical information is set forth below.

Name	Age	Title
James M. Askew	50	Chief Executive Officer, Chief Financial Officer and Director

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

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended October 31, 2015.  During the fiscal year ended October 31, 2015, the Board of Directors did not hold any meetings and acted by written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended October 31, 2015 and 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
James Askew (1)	2015	$420,000	$--	$--	$--	$--	$420,000
CEO	2014	$420,000	$--	$--	$--	$--	$420,000

Our executive officers and directors did not receive any other compensation as directors or officers.

Employment and Consulting Arrangements

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018.

On October 11, 2013, the Company entered into a consulting agreement with John B. Connally, III. The agreement provided for a one-time issuance of 60,000,000 shares of common stock, $25,000 cash signing bonus, and $10,000 cash compensation per month. The stock was issued in November 2013. In September 2015, the Company amended the consulting agreement to extend the term of the consulting agreement to December 31, 2016.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended October 31, 2015.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at October 31, 2015.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During the years ended 2015 and 2014, the directors of the Company were not compensated for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of January 22, 2016, there were 432,865,670 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
James M. Askew	69,000,000	15.9%
All directors & executive officers as a group (1 person)	69,000,000	15.9%

5% or Greater Shareholders:
John B. Connally III	41,150,000	9.5%

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 432,865,670 shares are issued and outstanding as of January 22, 2016. We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

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

Options, Warrants and Convertible Notes

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued a promissory note in the original principal amount of $1,000,000 and a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000.

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

A “combination” is defined to include mergers or consolidations or any sale, lease exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions, with an “interested stockholder” having: (a) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (b) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (c) 10% or more of the earning power or net income of the corporation.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018.

In October 2015, the Company entered into related party promissory note payable agreement with its director and chief executive officer James Askew for $82,918. The principal and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum. The Company made payments of $65,000 related to this promissory note in October 2015. As of October 31, 2015, the outstanding principal balance was $17,918. In November 2015, the Company entered into an additional related party promissory note payable agreement James Askew for $46,734.

During the year-ended October 31, 2015, the Company’s chief executive officer and sole director paid numerous vendors on behalf of the Company. As of October 31, 2015, the Company had a liability of $90,125.

In October 2013, the Company entered into a one-year consulting arrangement with John Connally, providing for a monthly salary of $10,000 and a sign-on bonus of $25,000.  Mr. Connally was also issued 60,000,000 share of our common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered. In September 2015, the Company amended the consulting agreement to extend the term of the consulting agreement to December 31, 2016.

During the fiscal year ended 2013, Roxana Gloria Candela Calixto, a prior director, advanced the Company a total of $52,152. This balance remains at October 31, 2015.

The Company’s legal counsel, Brewer & Pritchard, P.C., and members of that firm were issued an aggregate of 3 million shares of common stock for services rendered to the Company in October 2013, valued at $0.0003 per share.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2015 and 2014.  LBB & Associates Ltd., LLP are our principal accountants for the years ended October 31, 2015 and 2014.

Fee category	2015	2014

Audit fees	$42,600	$24,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$42,600	$24,000

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

Texas South Energy, Inc.

Date:	February 12, 2016	By:	/s/ James M. Askew
James M. Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director