Form 10-Q
period 2016-01-31
Texas South Energy, Inc.
filed 2016-03-16
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

(713) 209-2950

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 10, 2016, the registrant’s outstanding common stock consisted of 432,865,670 shares.

TEXAS SOUTH ENERGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2015.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2015, which are included in the Company’s annual report for the year ended October 31, 2015 (the “2015 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2015 Annual Report.

3

TEXAS SOUTH ENERGY, INC.

FINANCIAL STATEMENTS

January 31, 2016

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

F - 1

TEXAS SOUTH ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	January 31, 2016	October 31, 2015
ASSETS

CURRENT ASSETS
Cash	$556	$2,135
Prepaid expenses	—	3,948
Investment securities – available for sale	97,500	235,000
TOTAL CURRENT ASSETS	98,056	241,083

Oil and gas properties	10,387,865	10,375,955
TOTAL ASSETS	$10,485,921	$10,617,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$40,617	$5,479
Accrued expenses	278,741	191,831
Accrued expenses – related party	496,953	475,125
Notes payable	1,100,000	1,100,000
Due to related party	52,152	70,070
TOTAL CURRENT LIABILITIES	1,968,463	1,842,505

Notes payable – long term	700,000	700,000
TOTAL LIABILITIES	2,668,463	2,542,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 432,865,670 and 362,215,670 shares of common stock issued and outstanding, for January 31, 2016 and October 31, 2015, respectively	432,865	362,215
Additional paid-in capital	14,575,971	13,233,296
Additional paid-in capital – shares to be issued	—	1,297,000
Accumulated other comprehensive income	(170,500)	(33,000)
Accumulated deficit	(7,020,878)	(6,784,978)
Total stockholders’ equity	7,817,458	8,074,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,485,921	$10,617,038

The accompanying notes are an integral part of these financial statements

F - 2

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended January 31,
	2016	2015
EXPENSES

General and administrative expenses	$190,106	$183,025

LOSS FROM OPERATIONS	(190,106)	(183,025)

Interest expense	(45,794)	(14,592)

NET LOSS	(235,900)	(197,617)

Other comprehensive loss:
Unrealized loss on securities available for sale	(137,500)	(425,000)
Total comprehensive loss	$(373,400)	$(622,617)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	397,545,018	362,215,670

 The accompanying notes are an integral part of these financial statements

F - 3

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,900)	$(197,617)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest	325	—
Amortization of debt discount	—	14,592
Changes in operating assets and liabilities
Change in prepaid expenses	3,948	—
Change in accounts payable and accrued expenses	122,048	35,680
Change in accrued expenses – related party	21,828	70,000
NET CASH USED IN OPERATING ACTIVITIES	(87,751)	(77,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	(11,910)	—
NET CASH USED IN INVESTING ACTIVITIES	(11,910)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable - related party	46,734	—
Repayment of notes payable - related party	(64,652)	—
Proceeds from sale of common stock (issued)	116,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,082	—

NET DECREASE IN CASH	(1,579)	(77,345)

CASH, BEGINNING OF PERIOD	2,135	84,482

CASH, END OF PERIOD	$556	$7,137

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Unrealized loss on securities:
Available for sale	$137,500	$425,000

The accompanying notes are an integral part of these financial statements

F - 4

Texas South Energy, Inc.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2016

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

The Company has limited operating history and has earned no revenues. The Company has devoted its activities to the acquisition of oil and gas assets. The Company and has incurred losses since inception of $7,020,878.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2015.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2015, which are included in the Company’s annual report for the year ended October 31, 2015 (the “2015 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2015 Annual Report.

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

F - 5

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued its final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09:   Revenue from Contracts with Customers (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, this standard provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted. The Company is currently evaluating the accounting impact that this pronouncement will have on its financial statements.

Other new pronouncements issued but not effective until after January 31, 2016 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of January 31, 2016, of $7,020,878. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company will pay its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record and has the right to negotiate all future joint operating agreements. The mineral interests are unproved as of January 31, 2016.

NOTE 5 – COMMON STOCK

During September and October 2015, the Company received cash of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were issued in December 2015.

In December 2015, the Company received cash and services of $116,000 for the issuance of 5,800,000 shares at $0.02 per share, which were issued in December 2015 and January 2016.

As of January 31, 2016, the Company has not granted any stock options.

F - 6

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2016 and October 31, 2015, the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the ‘Due to related party’ line on the balance sheet.

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018. As of January 31, 2016, the Company had not paid Jim Askew $455,000 in accordance with his employment agreement and this amount is accrued within ‘Accrued expenses – related party’ on the balance sheet.

In March 2014, the Company acquired 5,000,000 shares of restricted GulfSlope common stock from the Company’s sole officer and director James Askew for a purchase price of $268,000. At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three months ended January 31, 2016, the Company recorded an unrealized loss of $137,500 to adjust the investment securities to fair market value.

In October 2015 and November 2015, the Company entered into related party promissory note payable agreements with its director and chief executive officer James Askew for $82,918 and $46,734, respectively. As of October 31, 2015, the outstanding principal balance was $17,918. During the three months ended January 31, 2016, the Company made payments of $64,652, which extinguished the principle balances for both promissory notes.

As of January 31, 2016, the Company had $41,400 accrued within the ‘Accrued expenses – related party’ line on the balance sheet related to various vendor payments made on behalf of the Company by the Company’s chief executive officer and sole director.

NOTE 7 – NOTES PAYABLE

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000. As of January 31, 2016, the outstanding principal balance was $1,100,000 and is included in ‘Notes payable’ as a current liability on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew. During the three months ended January 31, 2016, the principal balances were repaid in full by the Company (see Note 6 – Related Party Transactions).

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of January 31, 2016, the outstanding principal balance of $700,000 is included in ‘Notes payable – long term’ on the Company’s balance sheet.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash, accounts payable, and investment securities. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

The Company’s Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.02 per share, derived from recent GulfSlope private placement financing transactions. The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement.

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

F - 7

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

NOTE 10 – SUBSEQUENT EVENTS

On February 18, 2016, the Company sold 5,000,000 shares of GulfSlope common stock valued at $97,500 on January 31, 2016 for gross sales proceeds of $50,000.

On March 11, 2016, the holder of the note in the principal amount of $1,100,000 extended the maturity date from June 31, 2016 to October 1, 2017.

F - 8

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months ended January 31, 2016 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K (the “2015 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

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

Our Current Onshore Mineral Interests

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County. Our acreage is included in the Eagle Ford Shale located in South Texas. Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale. Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage. As of January 31, 2016, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. Currently, one drilled well is producing, however, we have not received and do not expect significant income due to current market conditions.

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

Our Current Offshore Contractual Interests and Investment

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement as amended in September 2015, we acquired contractual rights to a 20% working interest in six prospects for $10,000,000. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record and has the right to negotiate all future joint operating agreements. Mr. Askew is a beneficial owner in excess of 5% of the common stock of GulfSlope and was a director of GulfSlope when we entered into the farm-out agreement in March 2014.

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

Liquidity and Capital Resources

As of January 31, 2016, we had a cash balance of $556 and a working capital deficit of $1,870,407. Our accumulated deficit from inception (March 15, 2010) to January 31, 2016 was $7,020,878. Our net loss of $235,900 for the three months ended January 31, 2016 was mostly funded by proceeds raised from equity financings since September 2013. During the three months ended January 31, 2016, our cash position decreased by $1,579.

In October 2015 and November 2015, we entered into related party promissory note agreements with our director and chief executive officer James Askew. These promissory note agreements provided us with $82,918 and $46,734, respectively. The outstanding principal balances on these promissory notes were repaid in full in the three months ended January 2016.

During the three months ended January 31, 2016, we raised $116,000 through the issuance of 5,800,000 shares of common stock.

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

Results of Operations for the Three months Ended January 31, 2016 compared to the Three months ended January 31, 2015

We had no sales during the three month periods ended January 31, 2016 and January 31, 2015. General and administrative expenses were $190,106 for the three months ended January 31, 2016, compared to $183,025 for the three months ended January 31, 2015. The increase in general and administrative expenses of approximately $7,000 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015 was primarily attributed to an increase in general operating expenses. Interest expense was $45,794 for the three months ended January 31, 2016, compared to $14,592 in the prior period. The increase in interest expense is due to an increase in the notes payable balances for the three months ended January 31, 2016 compared to the same period in the prior year.

We had a net loss of $235,900 for the three months ended January 31, 2016, compared to $197,617 for the three months ended January 31, 2015. The increase in net loss of approximately $38,000 was primarily due to the increase in interest expense.

The basic and diluted loss per share for the three months ended January 31, 2016 and 2015 was $0.00.

During the three months ended January 31, 2016 and 2015, we recorded other comprehensive loss of $137,500 and $425,000, respectively. This represents an unrealized loss on the 5,000,000 shares of GulfSlope common stock our Company purchased from our sole officer and director James Askew in March 2014.

As of January 31, 2016, the Company’s cash balance was $556, compared to a cash balance of $2,135 as of October 31, 2015. Total assets decreased by $131,117 from October 31, 2015 to January 31, 2016. This decrease is primarily driven by the unrealized loss of $137,500 recorded in the three months ended January 31, 2016 and less cash on hand at January 31, 2016.

Off-Balance Sheet Arrangements

As of January 31, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2016, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of January 31, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On February 18, 2016, the Company sold 5,000,000 shares of GulfSlope common stock valued at $97,500 on January 31, 2016 for gross sales proceeds of $50,000.

On March 11, 2016, the holder of the note in the principal amount of $1,100,000 extended the maturity date from June 31, 2016 to October 1, 2017.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1 (1)	Amendment No. 2 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014
10.2 (1)	Amendment to Consulting Agreement by and between the Company and John Connally, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014
10.3 (1)	Purchase Agreement by and between the Company and Littleton E. Walker dated February 18, 2016
10.4 (1)	Amendment of $1,100,000 Note to Extend Maturity
31.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS (1)	XBRL Instance Document
EX-101.SCH (1)	XBRL Taxonomy Extension Schema
EX-101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: March 16, 2016	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director

