Form 10-Q
period 2016-04-30
Texas South Energy, Inc.
filed 2016-06-15
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 13, 2016, the registrant’s outstanding common stock consisted of 442,865,670 shares.

TEXAS SOUTH ENERGY, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

2

PART I - FINANCIAL INFORMATION

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

3

TEXAS SOUTH ENERGY, INC.

FINANCIAL STATEMENTS

April 30, 2016

UNAUDITED BALANCE SHEETS	Page F-2

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	Page F-3

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	April 30, 2016	October 31, 2015
ASSETS

CURRENT ASSETS
Cash	$401	$2,135
Prepaid expenses	—	3,948
Investment securities - available for sale	—	235,000
TOTAL CURRENT ASSETS	401	241,083

Oil and gas properties	10,199,775	10,375,955
TOTAL ASSETS	$10,200,176	$10,617,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$74,510	$5,479
Accrued expenses	366,200	191,831
Accrued expenses - related party	549,759	475,125
Notes payable	—	1,100,000
Due to related party	52,152	70,070
TOTAL CURRENT LIABILITIES	1,042,621	1,842,505

Notes payable - long term	1,800,000	700,000
TOTAL LIABILITIES	2,842,621	2,542,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 432,865,670 and 362,215,670 shares of common stock issued and outstanding, for April 30, 2016 and October 31, 2015, respectively	432,865	362,215
Additional paid-in capital	14,576,296	13,233,296
Additional paid-in capital - shares to be issued	—	1,297,000
Accumulated other comprehensive income	—	(33,000)
Accumulated deficit	(7,651,606)	(6,784,978)
Total stockholders’ equity	7,357,555	8,074,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,200,176	$10,617,038

The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
EXPENSES

Revenue	$6,345	$—	$6,345	$—

Impairment expense	(200,000)	—	(200,000)	—

General and administrative expense	(173,748)	(182,651)	(363,854)	(365,676)

LOSS FROM OPERATIONS	(367,403)	(182,651)	(557,509)	(365,676)

Other expense
Realized loss on sale of investment securities	(218,000)	—	(218,000)	—
Interest expense	(45,325)	(14,592)	(91,119)	(29,184)
TOTAL OTHER EXPENSE	(263,325)	(14,592)	(309,119)	(29,184)

NET LOSS	(630,728)	(197,243)	(866,628)	(394,860)

Other comprehensive income / (loss):
Unrealized loss on securities available for sale	(47,500)	(25,000)	(185,000)	(450,000)
Amounts reclassified to statement of operations	218,000	—	218,000	—
Total other comprehensive income / (loss)	170,500	(25,000)	33,000	(450,000)
Total comprehensive loss	$(460,228)	$(222,243)	$(833,628)	$(844,860)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	432,865,670	362,215,670	415,011,274	362,215,670

 The accompanying notes are an integral part of these financial statements

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(866,628)	$(394,860)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities – available for sale	218,000	—
Impairment expense	200,000	—
Non-cash interest	650	—
Amortization of debt discount	—	29,184
Changes in operating assets and liabilities
Change in prepaid expenses	3,948	—
Change in accounts payable and accrued expenses	219,580	106,331
Change in accrued expenses - related party	74,634	175,000
NET CASH USED IN OPERATING ACTIVITIES	(149,816)	(84,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	50,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable - related party	46,734	—
Repayment of notes payable - related party	(64,652)	—
Proceeds from sale of common stock (issued)	116,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,082	—

NET DECREASE IN CASH	(1,734)	(84,345)

CASH, BEGINNING OF PERIOD	2,135	84,482

CASH, END OF PERIOD	$401	$137

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash activities:
Accruals for capital expenditures	$(23,820)	$—
Unrealized loss on securities – available for sale	$(185,000)	$(450,000)

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2016

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company has limited operating history and has devoted its activities to the acquisition of oil and gas assets.

The Company has established a fiscal year end of October 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other new pronouncements issued but not effective until after April 30, 2016 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of April 30, 2016, of $7,651,606. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

On January 22, 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. During the three months ended April 30, 2016, the Company incurred revenues of $6,345 associated with these interests. During the three and six months ended April 30, 2016, the Company recorded impairment expense of $200,000 associated with these interests. In June 2016, the Company sold these mineral interests to an affiliate of the Company, James M. Askew. See Note 10 - Subsequent Events for further detail of this subsequent event.

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company will pay its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record and has the right to negotiate all future joint operating agreements. The mineral interests are unproved as of April 30, 2016.

NOTE 5 - COMMON STOCK

During September and October 2015, the Company received cash of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were issued in December 2015.

In December 2015, the Company received cash and services of $116,000 for the issuance of 5,800,000 shares at $0.02 per share, which were issued in December 2015 and January 2016.

As of April 30, 2016, the Company has not granted any stock options.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of April 30, 2016 and October 31, 2015, the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the ‘Due to related party’ line on the balance sheet.

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018. As of April 30, 2016, the Company had not paid Jim Askew $503,500 in accordance with his employment agreement and this amount is accrued within ‘Accrued expenses - related party’ on the balance sheet.

In March 2014, the Company acquired 5,000,000 shares of restricted GulfSlope common stock from the Company’s sole officer and director James Askew for a purchase price of $268,000. At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three and six months ended April 30, 2016, the Company recorded an unrealized loss of $47,500 and $185,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

In October 2015 and November 2015, the Company entered into related party promissory note payable agreements with its director and chief executive officer James Askew for $82,918 and $46,734, respectively. As of October 31, 2015, the outstanding principal balance was $17,918. In December 2015, the Company made payments of $64,652, which extinguished the principle balances for both promissory notes.

As of April 30, 2016, the Company had $46,259 accrued within the ‘Accrued expenses - related party’ line on the balance sheet related to various vendor payments and other expenses incurred on behalf of the Company by the Company’s chief executive officer and sole director.

NOTE 7 - NOTES PAYABLE

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000. On March 11, 2016, the maturity date the of the $1,100,000 note payable balance was extended from June 31, 2016 to October 1, 2017. As of April 30, 2016, the outstanding principal balance was $1,100,000 and is included in ‘Notes payable – long term’ on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew. In December 2015, the principal balances were repaid in full by the Company (see Note 6 - Related Party Transactions).

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of April 30, 2016, the outstanding principal balance of $700,000 is included in ‘Notes payable - long term’ on the Company’s balance sheet.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash and accounts payable, and investment securities. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

As of October 31, 2015, the Company’s Level 2 asset consists of investment securities, in which the fair value of investment securities (common stock in GulfSlope) was based on $0.02 per share, derived from recent GulfSlope private placement financing transactions. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with its director and chief executive officer James Askew. Among other compensation (see Note 6 - Related Party Transactions above), the agreement provided for $35,000 cash compensation per month and a sign-on bonus of $75,000. Mr. Askew was also issued 69,000,000 shares of common stock (after giving effect to the 3-for-1 forward split effected in November 2013) for services rendered. In October 2013, the Company awarded a $600,000 bonus to James Askew, for his success in raising capital for the Company prior to October 31, 2013 (this bonus is in addition to the compensation set forth in section 4 of Mr. Askew’s employment agreement). In March 2014, this agreement was extended for one year and in September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018.

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

NOTE 10 - SUBSEQUENT EVENTS

On May 26, 2016, the Company entered into a letter agreement with and paid $200,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $200,000 to participate in the Canoe Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on the Canoe Prospect.

On May 31, 2016, the Company entered into a $200,000 non-interest bearing line of credit with a third party. The Company drew down $153,000 of this line of credit and then paid the line off in full in June 2016. The Company issued to such creditor 10,000,000 shares of Company common stock as consideration for this line of credit.

In June 2016, the Company entered into a contract for sale with James M. Askew, an affiliate, to sell its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Interest”). In exchange for selling its Interest, Mr. Askew forgave $170,000 of indebtedness owed by the Company to him. The Company acquired the Interest in January 2014 for $270,000 in cash and 2,000,000 shares of the Company’s common stock, valued at $100,000.

In June 2016, John B. Connally III forgave $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $.02 per share.

In June 2016, James M. Askew forgave $280,000 owed to him by the Company in exchange for 14.0 million shares of Company common stock, valued at $.02 per share.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three and six months ended April 30, 2016 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K (the “2015 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

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

Our Current Onshore Mineral Interests

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County. Our acreage is included in the Eagle Ford Shale located in South Texas. Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale. Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage. As of April 30, 2016, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. Currently, one drilled well is producing. During the three and six months ended April 30, 2016, the Company incurred revenues of $6,345 associated with these interests. During the three and six months ended April 30, 2016, the Company recorded impairment expense of $200,000 associated with these interests. In June 2016, the Company sold these mineral interests to an affiliate of the Company, James M. Askew (see Note 10 - Subsequent Events).

On May 26, 2016, the Company entered into a letter agreement with and paid $200,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $200,000 to participate in the Canoe Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on the Canoe Prospect.

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

Business and Acquisition Strategy

Our primary business strategy includes:

•	Continuing to grow our interests in mineral rights through additional investments in prospective property in the Eagle Ford Shale. The Eagle Ford Shale is one of the fastest growing unconventional shale trends in North America. The Eagle Ford Shale is a geological formation located in South Texas that lies directly beneath the Austin Chalk formation and above the Buda Limestone formation. It is considered to be the “source rock,” or the original source of hydrocarbons that are contained in the Austin Chalk formation. The Eagle Ford Shale produces from various depths between 4,000 and 14,000 feet.

•	Pursuing royalty opportunities. We will consider opportunities to expand our interest through acquisitions of oil and gas reserves, existing royalty interests or other passive investments in oil and gas properties. We will consider opportunities that we believe will maximize income from royalty-based arrangements. We plan to pursue royalty opportunities that are complementary to our business plan.

•	Expand and diversify our interests to property located outside the Eagle Ford Shale. We intend to acquire both working and non-working interests in oil and gas properties throughout the Gulf Coast Region, including offshore prospects. We entered into a farm-out letter agreement with GulfSlope in March 2014 as amended in September 2015. We will consider acquisitions that serve as a platform for complementary acquisitions.

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

Liquidity and Capital Resources

As of April 30, 2016, we had a cash balance of $401 and a working capital deficit of $1,042,220. Our accumulated deficit from inception (March 15, 2010) to April 30, 2016 was $7,651,606. For the three and six months ended April 30, 2016, our net loss of $630,728 and $866,628, respectively, was mostly funded by proceeds raised from equity financings since September 2013. During the six months ended April 30, 2016, our cash position decreased by $1,734.

In October 2015 and November 2015, we entered into related party promissory note agreements with our director and chief executive officer James Askew. These promissory note agreements provided us with $82,918 and $46,734, respectively. The outstanding principal balances on these promissory notes were repaid in full in the three months ended January 2016.

During the six months ended April 30, 2016, we raised $116,000 through the issuance of 5,800,000 shares of common stock.

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

On May 26, 2016, the Company entered into a letter agreement with and paid $200,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $200,000 to participate in the Canoe Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on the Canoe Prospect. The Company will use its best efforts to fund the opportunities as described above, either through the issuance of debt or equity securities or through the sale of participation interests.

Results of Operations for the Three months Ended April 30, 2016 compared to the Three months ended April 30, 2015

We incurred revenue of $6,345 and zero during the three months ended April 30, 2016 and 2015. General and administrative expenses were $173,748 for the three months ended April 30, 2016, compared to $182,651 for the three months ended April 30, 2015. Impairment expense was $200,000 for the three months ended April 30, 2016, compared to $0 for the three months ended April 30, 2015. Interest expense was $45,325 for the three months ended April 30, 2016, compared to $14,592 for the three months ended April 30, 2015. The increase in interest expense is due to an increase in the notes payable balances for the three months ended April 30, 2016 compared to the same period in the prior year.

We had a net loss of $630,728 for the three months ended April 30, 2016, compared to $197,243 for the three months ended April 30, 2015. The increase in net loss of approximately $433,000 was primarily due to a realized loss of $218,000 related to the sale of 5,000,000 common shares of GulfSlope stock in February 2016, impairment expense recorded during the three months ended April 30, 2016 of $200,000, and an increase in interest expense during the three months ended April 30, 2016.

The basic and diluted loss per share for the three months ended April 30, 2016 and 2015 was $0.00.

During the three months ended April 30, 2016 and 2015, the Company recorded an unrealized loss of $47,500 and $25,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Results of Operations for the Six months Ended April 30, 2016 compared to the Six months ended April 30, 2015

We incurred revenue of $6,345 and zero during the six months ended April 30, 2016 and 2015. General and administrative expenses were $363,854 for the six months ended April 30, 2016, compared to $365,676 for the six months ended April 30, 2015. Impairment expense was $200,000 for the six months ended April 30, 2016 compared to $0 for the six months ended April 30, 2015. Interest expense was $91,119 for the six months ended April 30, 2016, compared to $29,184 for the six months ended April 30, 2015. The increase in interest expense is due to an increase in the notes payable balances for the six months ended April 30, 2016 compared to the same period in the prior year.

We had a net loss of $866,628 for the six months ended April 30, 2016, compared to $394,860 for the six months ended April 30, 2015.

The basic and diluted loss per share for the six months ended April 30, 2016 and 2015 was $0.00.

During the six months ended April 30, 2016 and 2015, the Company recorded an unrealized loss of $185,000 and $450,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

As of April 30, 2016, the Company’s cash balance was $401, compared to a cash balance of $2,135 as of October 31, 2015. Total assets decreased by $416,862 from October 31, 2015 to April 30, 2016. This decrease is primarily driven by the sale of the 5,000,000 shares of GulfSlope common stock in February 2016 that realized a loss of $218,000 and impairment expense of $200,000 recorded during the six months ended April 30, 2016 associated with the Company’s oil and gas assets.

Off-Balance Sheet Arrangements

As of April 30, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2016, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of April 30, 2016.

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

PART II - OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, John B. Connally III forgave $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $.02 per share. In June 2016, James M. Askew forgave $280,000 owed to him by the Company for 14.0 million shares of Company common stock, valued at $.02 per share. In June 2016, the Company issued a third party 10.0 million shares of Company common stock in connection with a short-term line of credit.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On May 26, 2016, the Company entered into a letter agreement with and paid $200,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on the Canoe Prospect. In June 2016, EnerGulf paid the Company $200,000 to participate in the Canoe Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on the Canoe Prospect.

On May 31, 2016, the Company entered into a $200,000 non-interest bearing line of credit with a third party. The Company drew down $153,000 of this line of credit and then paid the line off in full in June 2016. The Company issued to such creditor 10,000,000 shares of Company common stock as consideration for this line of credit.

In June 2016, the Company entered into a contract for sale with James M. Askew, an affiliate, to sell its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Interest”). In exchange for selling its Interest, Mr. Askew forgave $170,000 of indebtedness owed by the Company to him. The Company acquired the Interest in January 2014 for $270,000 in cash and 2,000,000 shares of the Company’s common stock, valued at $100,000.

In June 2016, John B. Connally III forgave $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $.02 per share.

In June 2016, James M. Askew forgave $280,000 owed to him by the Company in exchange for 14.0 million shares of Company common stock, valued at $.02 per share.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS (1)	XBRL Instance Document
EX-101.SCH (1)	XBRL Taxonomy Extension Schema
EX-101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: June 15, 2016	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director

