Form 10-Q
period 2016-07-31
Texas South Energy, Inc.
filed 2016-09-19
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of September 13, 2016, the registrant’s outstanding common stock consisted of 541,990,670 shares.

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

F-1

TEXAS SOUTH ENERGY, INC.

FINANCIAL STATEMENTS

July 31, 2016

UNAUDITED BALANCE SHEETS	Page F-3

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	Page F-4

UNAUDITED STATEMENTS OF CASH FLOWS	Page F-5

UNAUDITED NOTES TO FINANCIAL STATEMENTS	Page F-6

TEXAS SOUTH ENERGY, INC

BALANCE SHEETS

(Unaudited)

	July 31, 2016	October 31, 2015
ASSETS

CURRENT ASSETS
Cash	$57,338	$2,135
Prepaid expenses	—	3,948
Investment securities - available for sale	—	235,000
TOTAL CURRENT ASSETS	57,338	241,083

Oil and gas properties	10,041,684	10,375,955
TOTAL ASSETS	$10,099,022	$10,617,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$93,963	$5,479
Accrued expenses	284,675	191,831
Accrued expenses - related party	131,083	475,125
Notes payable	—	1,100,000
Due to related party	52,152	70,070
TOTAL CURRENT LIABILITIES	561,873	1,842,505

Notes payable - long term	1,700,000	700,000
TOTAL LIABILITIES	2,261,873	2,542,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 539,490,670 and 362,215,670 shares of common stock issued and outstanding at July 31, 2016 and October 31, 2015, respectively.	539,490	362,215
Additional paid-in capital	16,602,496	13,233,296
Additional paid-in capital - shares to be issued	—	1,297,000
Subscriptions receivable	(1,115,000)	—
Accumulated other comprehensive income	—	(33,000)
Accumulated deficit	(8,189,837)	(6,784,978)
Total stockholders’ equity	7,837,149	8,074,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,099,022	$10,617,038

The accompanying notes are an integral part of these financial statements.

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
EXPENSES

Revenue	$482	$—	$6,827	$—

Impairment expense	—	—	(200,000)	—

General and administrative expense	(292,938)	(147,457)	(656,792)	(513,134)

LOSS FROM OPERATIONS	(292,456)	(147,457)	(849,965)	(513,134)

Other expense
Realized loss on sale of investment securities	—	—	(218,000)	—
Interest expense	(245,775)	(7,296)	(336,894)	(36,479)
TOTAL OTHER EXPENSE	(245,775)	(7,296)	(554,894)	(36,479)

NET LOSS	(538,231)	(154,753)	(1,404,859)	(549,613)

Other comprehensive income / (loss):
Unrealized loss on securities available for sale	—	(250,000)	(185,000)	(700,000)
Amounts reclassified to statement of operations	—	—	218,000	—
Total other comprehensive income / (loss)	—	(250,000)	33,000	(700,000)
Total comprehensive loss	$(538,231)	$(404,753)	$(1,371,859)	$(1,249,613)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	457,259,692	362,215,670	429,196,874	362,215,670

The accompanying notes are an integral part of these financial statements.

TEXAS SOUTH ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,404,859)	$(549,613)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities – available for sale	218,000	—
Impairment expense	200,000	—
Non-cash interest	975	—
Amortization of debt discount	—	36,479
Common stock paid for interest expense	200,000	—
Stock compensation	120,000	—
Changes in operating assets and liabilities:
Change in prepaid expenses	3,948	—
Change in accounts payable and accrued expenses	315,598	131,061
Change in accrued expenses - related party	105,959	297,728
NET CASH USED IN OPERATING ACTIVITIES	(240,379)	(84,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	50,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable - related party	46,734	—
Repayment of notes payable - related party	(64,652)	—
Proceeds from issuance of notes payable	153,000	—
Repayment of notes payable	(153,000)	—
Proceeds from sale of common stock	263,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	245,582	—

NET INCREASE (DECREASE) IN CASH	55,203	(84,345)

CASH, BEGINNING OF PERIOD	2,135	84,482

CASH, END OF PERIOD	$57,338	$137

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash activities:
Acquisition of oil and gas property	$400,000	$—
Sale of interest in oil and gas property	$400,000	$—
Issuance of common stock for related party debt	$280,000	$—
Issuance of common stock for accrued expense	$170,000	$—
Issuance of common stock for convertible debt	$100,000	$—
Sale of mineral property for debt, related party	$170,000	$—
Accruals for capital expenditures	$35,730	$—
Unrealized loss on securities – available for sale	$185,000	$700,000

The accompanying notes are an integral part of these financial statements.

Texas South Energy, Inc.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2016

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

Other new pronouncements issued but not effective until after July 31, 2016 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of July 31, 2016, of $8,189,837. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In January 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. During the nine months ended July 31, 2016, the Company incurred revenues of $6,827 associated with these interests. During the nine months ended July 31, 2016, the Company recorded impairment expense of $200,000 associated with these interests. In June 2016, the Company entered into a contract for sale with James M. Askew, an affiliate, to sell its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, in consideration of Mr. Askew forgiving $170,000 of indebtedness owed by the Company to him.

In March 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company will pay its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record and has the right to negotiate all future joint operating agreements. The mineral interests are unproved as of July 31, 2016.

In May 2016, the Company entered into a letter agreement with, and during the nine months ended July 31, 2016 paid $400,000 to, GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on each of the Canoe Prospect and Selectron Prospect.

NOTE 5 - COMMON STOCK

During September and October 2015, the Company received cash and services of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were issued in the first quarter of fiscal 2016.

In December 2015, the Company received cash of $105,000 for the issuance of 5,250,000 shares at $0.02 per share, which were issued in January 2016.

In December 2015, the Company received services of $11,000 for the issuance of 550,000 shares at $0.02 per share.

In May 2016, the Company entered into a $200,000 non-interest bearing line of credit with a third party. The Company drew down $153,000 of this line of credit and then paid the line off in full in June 2016. The Company issued to such creditor 10 million shares of Company common stock as consideration for this line of credit.

In June 2016, John B. Connally III exchanged $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $.02 per share, and James M. Askew exchanged $280,000 owed to him by the Company for 14.0 million shares of Company common stock, valued at $.02 per share.

In June 2016, the Company issued 5,625,000 shares of Company common stock for $112,500 cash, valued at $.02 per share

In July 2016, the Company issued 5 million shares of common stock for $100,000 of debt, valued at $0.02 per share.

In July 2016, the Company issued 6 million shares of common stock for services rendered, valued at $0.02 per share.

In July 2016, the Company issued 1,750,000 shares of common stock for $35,000 cash, valued at $0.02 per share. At July 31, 2016 there were 55,750,000 subscriptions receivable, all of which were collected in August, 2016.

In August 2016, the Company received cash of $1,115,000 for the issuance of 55,750,000 shares at $0.02 per share in July 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of July 31, 2016 and October 31, 2015, the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the “Due to related party” line on the balance sheet.

In September 2013, the Company entered into a one-year employment agreement with its director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018. During the nine months ended July 31, 2016, the Company issued Mr. Askew 14 million shares of common stock in exchange for $280,000 of compensation owed to Mr. Askew, with the balance of $98,500 accrued compensation at July 31, 2016.

In June 2016, the Company sold to Mr. Askew its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, in exchange for $170,000 of compensation owed to Mr. Askew.

In March 2014, the Company acquired 5,000,000 shares of restricted GulfSlope common stock from the Company’s sole officer and director James Askew for a purchase price of $268,000. At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the three and nine months ended July 31, 2016, the Company recorded an unrealized loss of $0 and $185,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

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

As of July 31, 2016, the Company had $32,583 accrued within the ‘Accrued expenses - related party’ line on the balance sheet related to various vendor payments and other expenses incurred on behalf of the Company by the Company’s chief executive officer and sole director.

NOTE 7 - NOTES PAYABLE

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000. On March 11, 2016, the maturity date the of the $1,100,000 note payable balance was extended from June 31, 2016 to October 1, 2017. As of July 31, 2016, the outstanding principal balance was $1,100,000 and is included in ‘Notes payable – long term’ on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew. In December 2015, the principal balances were repaid in full by the Company (see Note 6 - Related Party Transactions).

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of July 31, 2016, the holder entered into an agreement to convert $100,000 of principal amount into 5 million shares of common stock, resulting in a balance of $600,000 outstanding principal amount that is included in ‘Notes payable - long term’ on the Company’s balance sheet.

In May 2016, the Company entered into a $200,000 non-interest bearing line of credit with a third party. The Company drew down $153,000 of this line of credit and then paid the line off in full in June 2016. The Company issued to such creditor 10 million shares of Company common stock as consideration for this line of credit.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash and accounts payable, and notes payable. The recorded values of cash, accounts payable and notes payable approximate their fair values based on their short-term nature.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a one-year employment arrangement with its director and chief executive officer James Askew, as discussed in Note 6 – Related Party Transactions.

On October 11, 2013, the Company entered into a consulting agreement with John B. Connally, III. The agreement provided for a one-time issuance of 60,000,000 shares of common stock, $25,000 cash signing bonus, and $10,000 cash compensation per month. The stock was issued in November 2013. In September 2015, the Company amended the consulting agreement to extend the term of the consulting agreement to December 31, 2016. During the nine months ended July 31, 2016, the Company converted $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $0.02 per share, with the balance of $30,000 accrued at July 31, 2016.

NOTE 10 - SUBSEQUENT EVENTS

In August 2016, the Company issued 2,500,000 shares for $50,000 cash, valued at $0.02 per share.

In August 2016, the Company paid Mr. Askew $32,583 of accrued expenses as of July 31, 2016, and $98,500 of accrued compensation as of July 31, 2016. In August 2016, the Company paid Mr. Connally $30,000 of accrued consulting fees as of July 31, 2016.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three and nine months ended July 31, 2016 and 2015, and with our audited financial statements and notes thereto for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K (the “2015 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

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

Business Overview

Beginning in September 2013, we changed our business plan from performing traditional Peruvian dances to an oil and gas company focused primarily on properties in the Gulf Coast Region. We plan to obtain and manage working and non-working interests in oil and gas properties.

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

Our Current Mineral Interests

In May 2016, the Company entered into a letter agreement with and during the nine months ended July 31, 2016, paid $400,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on each of the Canoe Prospect and Selectron Prospect.

In January 2014, we acquired a 37.5% interest in mineral rights covering 86.69 acres in Lavaca County. Our acreage is included in the Eagle Ford Shale located in South Texas. Our mineral rights are currently subject to an existing oil, gas and mineral lease with an independent producer of oil and gas in the Eagle Ford Shale. Pursuant to the lease, Texas South is entitled to a royalty payment equal to 37.5% of 0.1875% of the sale proceeds, if any, actually received from the production of oil and gas from our acreage. As of April 30, 2016, one well has been drilled on the acreage and no definitive plans were announced as to when, if ever, the lessee would commence drilling on the remaining acreage. The lease on the undrilled acreage expired in December 2014. Currently, one drilled well is producing. During the three and nine months ended July 31, 2016, the Company incurred revenues of $6,345 associated with these interests. During the three and nine months ended July 31, 2016, the Company recorded impairment expense of $200,000 associated with these interests. In June 2016, the Company sold these mineral interests to an affiliate of the Company, James M. Askew in exchange for Mr. Askew forgiving $170,000 of indebtedness owed by the Company to him.

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

Business and Acquisition Strategy

Our primary business strategy includes acquiring both working and non-working interests in oil and gas properties throughout the Gulf Coast Region and Texas, including offshore prospects. We will consider acquisitions that serve as a platform for complementary operations.

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

We have incurred losses since our inception and expect to incur losses in future periods. We rely primarily upon the sale of our equity securities to fund operations.

Liquidity and Capital Resources

As of July 31, 2016, we had a cash balance of $57,338 and a working capital deficit of $504,535. Our accumulated deficit from inception (March 15, 2010) to July 31, 2016 was $8,189,837. For the three and nine months ended July 31, 2016, our net loss of $538,231 and $1,404,859, respectively, was mostly funded by proceeds raised from equity financings since September 2013. During the nine months ended July 31, 2016, our cash position increased by $55,203.

During the nine months ended July 31, 2016, we issued 177,275,000 shares of common stock, of which 133,225,000 shares were issued for cash in the amount of $263,500 and 16,550,000 shares were issued for services rendered valued at $0.02 per share and 27,500,000 shares were issued for the extinguishment of debt in the amount of $550,000.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to (i) drilling the Canoe Prospect and Selectron Prospect, both of which are subject to negotiation of acceptable participation agreements and joint operating agreements, amongst other conditions precedent, and (ii) funding our farm-out obligations with GulfSlope pursuant to our March 2014 farm-out letter agreement. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months Ended July 31, 2016 compared to the Three months ended July 31, 2015

We incurred revenue of $482 and zero during the three months ended July 31, 2016 and 2015. General and administrative expenses were $292,938 for the three months ended July 31, 2016, compared to $147,457 for the three months ended July 31, 2015. Interest expense was $245,775 for the three months ended July 31, 2016, compared to $7,296 for the three months ended July 31, 2015. The increase in interest expense is due to an increase in the notes payable balances for the three months ended July 31, 2016 compared to the same period in the prior year.

We had a net loss of $538,231 for the three months ended July 31, 2016, compared to $154,753 for the three months ended July 31, 2015. The increase in net loss of approximately $383,478 was primarily due to the consideration given to secure the line of credit and an increase in interest expense and costs of procuring investments during the three months ended July 31, 2016.

The basic and diluted loss per share for the three months ended July 31, 2016 and 2015 was ($0.00).

During the three months ended July 31, 2016 and 2015, the Company recorded an unrealized loss of $0 and $250,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Results of Operations for the Nine months Ended July 31, 2016 compared to the Nine months ended July 31, 2015

We incurred revenue of $6,827 and zero during the nine months ended July 31, 2016 and 2015. General and administrative expenses were $656,792 for the nine months ended July 31, 2016, compared to $513,134 for the nine months ended July 31, 2015. The increase in general and administrative expenses is due primarily to the consideration given to secure the line of credit. Impairment expense was $200,000 for the nine months ended July 31, 2016 compared to $0 for the nine months ended July 31, 2015. Interest expense was $336,894 for the nine months ended July 31, 2016, compared to $36,479 for the nine months ended July 31, 2015. The increase in interest expense is due to an increase in the notes payable balances for the nine months ended July 31, 2016 compared to the same period in the prior year.

We had a net loss of $1,404,859 for the nine months ended July 31, 2016, compared to $549,613 for the nine months ended July 31, 2015.

The basic and diluted loss per share for the nine months ended July 31, 2016 and 2015 was ($0.00).

During the nine months ended July 31, 2016 and 2015, the Company recorded an unrealized loss of $185,000 and $700,000, respectively, to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

As of July 31, 2016, the Company’s cash balance was $57,338, compared to a cash balance of $2,135 as of October 31, 2015. Total assets decreased by $518,016 from October 31, 2015 to July 31, 2016. This decrease is primarily driven by the sale of the 5,000,000 shares of GulfSlope common stock in February 2016 that realized a loss of $218,000 and impairment expense of $200,000 recorded during the nine months ended July 31, 2016 associated with the Company’s oil and gas assets.

Off-Balance Sheet Arrangements

As of July 31, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2016, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of July 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

In the Company’s Form 10-K filed with the SEC on February 12, 2016, disclosure in Item 5 reflected the issuance of 70,650,000 shares of common stock during the first quarter of fiscal 2016. In order to describe these issuances in a manner consistent with the disclosure in our financial statements, the Company has restated the transactions (the number of shares issued has not changed) as follows:

  During September and October 2015, the Company received cash and services of $1,297,000 for the issuance of 64,850,000 shares at $0.02 per share. The shares were issued in the first quarter of fiscal 2016.

  In December 2015, the Company received cash of $105,000 for the issuance of 5,250,000 shares at $0.02 per share, which were issued in January 2016.

  In December 2015, the Company received services of $11,000 for the issuance of 550,000 shares at $0.02 per share.

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

TEXAS SOUTH ENERGY, INC.
Date: September 19, 2016	By:	/s/ James Askew
James Askew
Chief Executive Officer, Principal Financial Officer, and Sole Director

