Form 10-K
period 2016-10-31
Texas South Energy, Inc.
filed 2017-02-13
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2016

Commission File No. 333-171064

TEXAS SOUTH ENERGY, INC.

(Exact name of the issuer as specified in its charter)

Nevada	99-0362471
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4550 Post Oak Place Dr., Suite 300

Houston, Texas 77027

(Address of Principal Executive Offices)

(713) 820-6300

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒  No  ☐ (2) Yes ☒  No  ☐

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $14,554,600 on April 30, 2016.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 6, 2017
Common Capital Voting Stock, $0.001 par value per share	766,040,670

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

ITEM 1. BUSINESS

The Company

We are engaged in the onshore and offshore oil and gas business.

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended in September 2015, we acquired contractual rights to a 20% working interest in five prospects for $10,000,000. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements. GulfSlope conducted extensive seismic work on the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ prior to acquiring them in the Federal Lease Sale.

In May 2016, we entered into a letter of intent with GulfSlope that sets out the terms and conditions of a farm-out arrangement to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. The shallow prospects are located above 5,100 feet vertical depth on the Vermilion Area, South Addition Block 378 (“Canoe Shallow”) and Vermilion Area, South Addition Block 375 (“Selectron Shallow”, and collectively with Canoe Shallow, “Shallow Prospects”). We own a 70.7% working interest in the Shallow Prospects (with a third party owning a 16.8% working interest for which it has paid $400,000 to date and GulfSlope retaining a 12.5% working interest) which we acquired in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells to be commenced no later than December 31, 2017. GulfSlope is currently the Operator of the first two wells. We may farm-down our 70.7% working interests. Consummation of the transactions is subject to further negotiation, the execution and delivery by the parties of mutually acceptable definitive agreements to include a participation agreement and the joint operating agreement, and the satisfaction of certain additional conditions.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agree to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe believed to contain approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. The downdip wells in these same reservoirs have produced over 20 MMBO and 21 BCFG from 59 completions. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

In connection with the asset acquisition, certain officers and employees of Sydson have become officers, a consultant and employees of the Company, including Michael J. Mayell as chief executive officer, James L. Gunderson as manager of land, Robert L. Goldstein as a geological consultant, and Lecia Alexander as controller. Certain other non-executive employees and consultants of Sydson became at-will employees of the Company. John B Connally III joined our board as chairman.

Mr. Mayell has over 45 years of experience in the oil and gas business. He began his career with Shell Oil Company in New Orleans, Louisiana in the drilling and production engineering groups responsible for drilling and producing fields both onshore and offshore South Louisiana. Mr. Mayell founded Sydson in 1982 and this entity has been in operation since that time. In 1985, Mr. Mayell co-founded The Meridian Resource Corporation (NYSE) and served as the president and chief operating officer of Meridian for over 20 years. Mr. Mayell received his Bachelor of Science degree in mechanical engineering from Clarkston University.

Mr. Connally presently serves as chairman of the Texas Lt. Governor’s Energy Advisory Board. Mr. Connally has significant oil and gas experience, both as a practicing lawyer and as an executive. Mr. Connally was a founding shareholder of Texas South and GulfSlope, and a founding director of Nuevo Energy, Inc, Endeavor International Corp, and Pure Energy Group (where he also served as chief executive officer) and Pure Gas Partners. Mr. Connally was a law partner with Baker Botts, and received both his Bachelor of Arts and JD degrees from the University of Texas.

Mr. Gunderson has held land positions in Chevron, Murphy, Cities, Ladd and Meridian. Mr. Gunderson has been with Sydson since 2009. Mr. Gunderson received a BBA degree in petroleum land management from the University of Oklahoma.

Mr. Goldstein has served as a consultant to Sydson for over 10 years and has over 40 years of experience in Gulf Coast geology interpretation. Mr. Goldstein has served as a geologist with Amerada Hess, Houston Oil and Minerals and Meridian. Mr. Goldstein received his Bachelor of Arts – Geology degree from Rutgers University and received his Master’s degree in Geology from Florida State University.

Mrs. Alexander began her career in accounting with Arthur Anderson before moving into corporate accounting in 1985. She later opened her consulting practice focusing on the healthcare and oil and gas industries and has been Sydson’s lead accountant since 2010. Mrs. Alexander received her Bachelor in Accountancy degree from the University of Mississippi in 1980.

In connection with the asset acquisition, the Company acquired a variety of proprietary seismic data, computer equipment, furniture and fixtures and other office equipment.

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell, (ii) (A) $250,000 through a promissory note due March 5, 2017 and (B) $1,250,000 through the payment by the Company of Sydson’s obligations attributable to retained working interests in the oil and gas prospects conveyed to the Company, to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects, (iii) carried interests to casing point for its working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, one prospect under negotiation, and up to four wells in the Bayou Bouillon prospect to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects (such costs to the Company are estimated to be approximately $968,000, depending upon many factors outside of our control), and (iv) a payment of $500,000 for the seismic data at one prospect under negotiation after completion of the first well in such prospect.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial capital investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, and the porosity and permeability of the formation and rock hardness).

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

For any given rate of production and volume of hydrocarbons recovered, oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time (October 31, 2016), the Company does not have any production or proved oil or gas reserves.

Governmental Regulation

The operator of the oil and gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for materials used in drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their ultimate effect, if any, on the lessee to pay royalties.

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

Environmental Regulation

The operator of our oil and gas interests (we intend to operate many of our prospects) will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs, resulting in a negative impact on payment of royalties.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry, including on the operators of our future oil and gas interests, thereby indirectly impacting our business, including the following:

Hazardous Substances and Wastes. CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

Offshore Drilling. In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management (“BOEM”), BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect the business and planned operations of oil and gas companies.

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

Sarbanes/Oxley Act. Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management’s assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

Jumpstart Our Business Startups Act of 2012. As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

●	Reduced disclosure about our executive compensation arrangements.

●	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Exchange Act Reporting Requirements. We are subject to the reporting requirements of Section 14 and 16 of the Exchange Act, are required to file annual reports on SEC Form 10-K and quarterly reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control and acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business) in a current report on SEC Form 8-K.

Competition

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies, many of which companies possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours. Competitors may be able to evaluate and purchase a greater number of mineral rights or royalty interests than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted.

Employees

As of February 13, 2017, we have five employees and three consultants.

Historical Background

The Company was incorporated under the laws of the State of Nevada on March 15, 2010, as “Inka Productions Corp.” The Company became an SEC reporting company in 2012, when a registration statement for its common stock was declared effective under the Exchange Act. At that time, the Company was engaged in the business of producing and performing traditional Peruvian dances in Peru and the United States. In September 2013, we changed our business to an oil and gas company focused primarily on properties in the Gulf Coast Region.

In September 2013, certain shareholders of the Company sold an aggregate of 7,900,000 shares of the Company’s common stock at a price of $0.001 per share to certain accredited investors, which resulted in a change of control and change of management. Following the change of control, in November 2013 the Company amended its certificate of incorporation to: (i) increase the Company’s authorized shares of common stock from 75,000,000 shares to 950,000,000 shares; (ii) authorize the issuance of 50,000,000 shares of blank check preferred stock; (iii) effect a 3-for-1 forward stock split of the Company’s common stock; and (iv) change the name of the Company from “INKA Productions, Corp.” to “Texas South Energy, Inc.”

In January 2017, we issued Mr. Mayell 100,000,000 shares of common stock in connection with the Sydson transaction, and Mr. Mayell was appointed president, chief executive officer and a director. Mr. Connally was appointed as chairman of the board and entered into an employment agreement whereby we issued him 65,100,000 shares of common stock. Mr. Askew resigned as an executive officer and as a director and entered into a consulting agreement pursuant to which he was issued 27,000,000 shares of common stock.

General

Our address is 4550 Post Oak Place Dr., Suite 300, Houston, TX 77027 and our telephone number is (713) 820-6300. As of February 13, 2017, our corporate website is under construction at Texasouth.com and is expected to be online in March 2017. Our SEC filings are accessible through the SEC’s web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves as of October 31, 2016, and our planned drilling operations may not yield any oil or gas in commercial quantity or quality.

We have no proved reserves as of October 31, 2016. While, based on available seismic and geological information, we believe the potential presence of oil or gas exists, to date we have not commenced drilling on our prospects. Some of our current prospects may require additional seismic data, including reprocessing and interpretation. Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or gas is found on our prospects, development, facility construction and transportation costs may prevent such prospects from being economically viable. Accordingly, there is no assurance we will ever report proved reserves in our SEC filings.

Areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

As of October 31, 2016, we currently own seven offshore prospects in the Gulf of Mexico in conjunction with GulfSlope, in water depths between 300’ and 1,000’. The Company owns 20% working interest in five of the offshore prospects and currently a 70.7% working interest in two of the prospects that have shallow oil potential above 5,000’. The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. Additionally, as of February 13, 2017, we own onshore oil and gas interests in Louisiana and Texas and have certain rights to acquire more interests. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected and we may be forced to curtail operations.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of February 13, 2017, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar 2017 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future best-efforts equity offerings, debt offerings or a combination of both.

Of the $6 million of budgeted expenditures in calendar 2017, approximately $2.5 million are expected to cover salaries, consulting and professional services, and required working capital needs.

The proposed expenditures for the calendar year 2017 are subject to change based on the execution of our business plan, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2017. We currently do not anticipate that any drilling activity will commence on any offshore prospects until late calendar year 2017.

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

Our fiscal 2016 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated a net loss since inception (March 15, 2010) through October 31, 2016, of $8,602,570. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations (including the exploitation of our contractual rights to working interests in the Gulf of Mexico and our working interests onshore), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

The Company will continue to fund its operations by way of issuing debt or equity securities for cash. During the fiscal year ended October 31, 2016, the Company received funds of $1,417,500 for stock subscriptions at $0.02 per share. Subsequent to October 31, 2016 through February 6, 2017, the Company sold 11,500,000 shares of its common stock at $0.02 per share for cash proceeds of $230,000.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for fiscal 2017. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are dependent on Mr. Mayell, our sole officer and director.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of Mr. Mayell, our chief executive officer. The loss of Mr. Mayell could be detrimental to our future success. In making a decision to invest in our common stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. The loss of Mr. Mayell would have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock. We may not be able to find replacement personnel with comparable skills. If we are unable to attract and retain key personnel, our business may be adversely affected. We do not currently maintain key-man insurance on the life of Mr. Mayell.

We are a development stage company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.

We commenced our business activity in September 2013 and we intend to engage in the drilling, development, and production of oil and natural gas from our working interests onshore and our contractual rights to working interests offshore. As we are a relatively new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by undercapitalized companies in the oil and gas sector. We may never overcome these obstacles. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy in calendar 2017. We will need to raise significant additional funds in order to fully execute our business strategy. Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospects and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our working interests and/or contractual rights to working interests if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at October 31, 2016, we had an accumulated deficit of $8,602,570. We had nominal revenues in fiscal year 2016 and do not anticipate receiving significant revenues in fiscal year 2017, unless we are successful in developing economically recoverable oil or gas reserves with respect to certain of our onshore working interests. We expect that our operating expenses will increase in future periods. We expect continued but diminishing losses in fiscal year 2017.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in Texas, Louisiana, and the Gulf of Mexico. Larger companies have the ability to manage their risk by diversification. However, we lack substantial diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was more diversified.

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

To develop our business, we will endeavor to use the relationships of our management to enter into strategic relationships, which may take the form of working interest acquisitions, joint ventures with other private parties or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining interests in mineral rights and existing royalties may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas interests are high worldwide. Other oil and gas companies with greater resources may compete with us in acquiring oil and gas interests. Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, established exploration and production companies, which have access to greater financial and other resources than we have currently, and may be more successful in the recruitment and retention of qualified employees. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Because of some or all of these factors, we may not be able to compete effectively.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. While our recent transaction with Sydson is an intended step in this direction, we still cannot assure that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	optimally allocate our human resources; or

●	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which could prevent us from ever attaining profitability.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency impacting any jurisdiction where we might conduct our business activities, including the BOEM, may be changed, applied or interpreted in a manner which may fundamentally alter the ability of the Company to conduct business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably. Additionally, certain bonding and/or insurance may be required in jurisdictions in which we chose to have operations, increasing our costs to operate.

Risks Related to the Industry in Which We Intend to Compete

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of revenue we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas by both refineries and end users;

●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	the price and volume of imports of foreign oil and natural gas;

●	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

●	the level of global oil and gas exploration and production activity;

●	the level of global oil and gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption;

●	domestic and foreign governmental regulations and taxes;

●	proximity and capacity of oil and gas pipelines and other transportation facilities;

●	the price and availability of competitors’ supplies of oil and gas in captive market areas;

●	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

●	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

●	speculation in the price of commodities in the commodity futures market;

●	the availability of drilling rigs and completion equipment; and

●	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. Recent volatility during the last three years has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a price dipping below $27 in intra-day trading on January 20, 2016. This near-term volatility may affect future prices in 2017 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing our drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners. Developing developmental and exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful. Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

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

We will be dependent upon the third party operator of our offshore oil and gas interests.

While we intend to be the operator with respect to our onshore drilling operations, if and when our offshore prospects proceed to drilling, third parties will act as the operators and control the drilling and operating activities to be conducted on our offshore properties. Therefore, we may have limited control over certain decisions related to activities on our offshore properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

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

Shares of our common stock have historically been thinly traded. Currently there is a limited market for our common stock and no increased market for our common stock may develop in the future. As a result, our stock price as quoted in the over-the-counter market may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

●	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

●	stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

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

Until our common stock is listed on a national securities exchange such as the NASDAQ Capital Market or the NYSE, we expect our common stock to remain eligible for quotation on the over-the-counter market. If we fail to meet the criteria set forth in SEC regulations, various requirements govern the conduct of broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

We may issue preferred stock.

Our Articles of Incorporation authorizes the issuance of up to 50 million shares of “blank check” preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;

●	announcements of developments by us, our strategic partners or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market;

●	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

●	litigation; and

●	other events or factors, many of which are beyond our control.

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

ITEM 2.  PROPERTIES

Office Space

We lease 4,360 square feet of office space pursuant to a lease that expires in December 2019, with lease obligations at market rate. We own limited office equipment, office furniture, and computer equipment.

Oil and Gas Properties

In March 2014, we entered into a farm out letter agreement with GulfSlope relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended in September 2015, we acquired contractual rights to a 20% working interest in five prospects for $10,000,000. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope will be the operator of record and shall have the right to negotiate future joint operating agreements with the eventual participants in the prospects, including us.

In May 2016, we entered into a letter of intent with GulfSlope that sets out the terms and conditions of a farm-out arrangement to develop certain Shallow Prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. We own a 70.7% working interest in the Shallow Prospects (with a third party owning a 16.8% working interest and GulfSlope owning a 12.5% working interest) which we acquired in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells to be commenced no later than December 31, 2017. GulfSlope is currently the Operator of the first two wells. Consummation of the transactions is subject to further negotiation, the execution and delivery by the parties of mutually acceptable definitive agreements to include a participation agreement and the joint operating agreement, and the satisfaction of certain additional conditions.

In January 2017, the Company entered into an asset purchase agreement with Sydson, where Sydson assigned to us certain onshore oil and gas assets and interests, including:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe containing approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCPK under the symbol “TXSO”. Shares of our common stock have historically been thinly traded, and currently there is no active trading market for our common stock. As a result, our stock price as quoted by the OTCPK may not reflect an actual or perceived value.

The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCPK for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

August 1, 2016 through October 31, 2016	$0.07	$0.04
May 1, 2016 through July 31, 2016	0.04	0.03
February 1, 2016 through April 30, 2016	0.05	0.04
November 1, 2015 through January 31, 2016	0.08	0.05

August 1, 2015 through October 31, 2015	$0.08	$0.03
May 1, 2015 through July 31, 2015	0.26	0.08
February 1, 2015 through April 30, 2015	0.28	0.20
November 1, 2014 through January 31, 2015	0.40	0.25

Holders

The number of record holders of the Company’s common stock, as of February 6, 2017, is approximately 131.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 3, 2017, the Company issued an aggregate of 14,250,000 shares of common stock for services.

On January 4, 2017, the Company issued 100,000,000 shares of common stock pursuant to the Asset Purchase Agreement to Mr. Mayell.

On January 5, 2017, the Company issued an aggregate of 92.1 million shares of common stock pursuant to an executive officer and consultant.

On January 18, 2017, the Company issued an aggregate of 6,200,000 shares to certain employees and two consultants.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements included elsewhere in this Annual Report. In addition to the impact of the matters discussed in “Risk Factors,” our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

In March 2014, we entered into a farm out letter agreement with GulfSlope relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended in September 2015, we acquired contractual rights to a 20% working interest in five prospects for $10,000,000. We have agreed to pay our proportionate share of the net rental costs related to the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that sets out the terms and conditions of a farm-out arrangement to develop certain Shallow Prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. We own a 70.7% working interest in the Shallow Prospects (with a third party owning a 16.8% working interest and GulfSlope owning a 12.5% working interest) in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund or cause to be funded the costs for the drilling of two shallow wells to be commenced no later than December 31, 2017. GulfSlope is currently the Operator of the first two wells. Consummation of the transactions is subject to further negotiation, the execution and delivery by the parties of mutually acceptable definitive agreements to include a participation agreement and the joint operating agreement, and the satisfaction of certain additional conditions.

In January 2017, the Company entered into an asset purchase agreement with Sydson, where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe containing approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

There is no assurance that viable oil and gas reserves will ever be discovered on our acreage or our prospects.

The Company has incurred accumulated losses for the period from inception to October 31, 2016 of approximately $8,602,570. Further losses are anticipated in developing its business. As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern. As of October 31, 2016, the Company had $502,893 of cash on hand. As of the date of this Annual Report, we will require additional funds for the balance of fiscal year 2017. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Investment Securities

Investment securities are composed of GulfSlope common stock, and are classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2016, the Company recorded a realized loss of $218,000 to adjust the investment securities to fair market value. The GulfSlope shares were sold in February 2016 to a third party for $50,000.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of October 31, 2016, the Company had net operating loss carryforwards of approximately $5,576,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of October 31, 2016, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2016 compared to October 31, 2015

We had revenues of $7,299 and $0 during the years ended October 31, 2016 and October 31, 2015. General and administrative expenses were $1,024,672 for the year ended October 31, 2016, compared to $759,490 for the year ended October 31, 2015. The increase in general and administrative expenses of approximately $300,000 was primarily attributed to an increase in consulting fees, compensation, professional fees, and travel expenses.

We had a net loss of $1,817,592 for the year ended October 31, 2016, compared to a net loss of $945,687 for the year ended October 31, 2015. The increase in net loss of approximately $900,000 was due to a $300,000 increase in general and administrative expenses, and increase in interest expense of approximately $200,000, a $200,000 impairment recorded on the mineral interests sold, and an approximate $200,000 loss realized on the 5 million shares of GulfSlope common stock sold in February 2016. For the year ended October 31, 2015, we recorded other comprehensive loss of $715,000 for a decrease in the market value of the 5 million shares of GulfSlope common stock.

The basic and diluted loss per share for the years ended October 31, 2016 and October 31, 2015 was $(0.00) each year.

As of October 31, 2016, the Company’s cash balance was $502,893, compared to a cash balance of $2,135 as of October 31, 2015. As of October 31, 2016, the Company’s assets consisted of cash of $502,893, prepaid expenses of $21,050, a note receivable of $47,138 and mineral interests and oil and gas property of $10,206,064. As of October 31, 2015, the Company’s assets consisted of cash of $2,135, prepaid expenses of $3,948, investment securities of $235,000 and mineral interests and oil and gas property of $10,375,955.

Cash flow from Operating Activities

During the year ended October 31, 2016, we used cash of $838,539 for operating activities as compared to a use of cash of $291,310 during the year ended October 31, 2015. The increase in cash used for operating activities during the year was primarily due to the increase in general and administrative expenses incurred during the year.

Cash flow from Investing Activities

During the year ended October 31, 2016, we received $50,000 on the sale of the GulfSlope common stock and used $63,147 to pay leases on mineral interests. During the year ended October 31, 2015, we used $1,805,955 to purchase contractual rights for working interests in various prospects in an amended farm-out agreement with GulfSlope entered into in September 2015.

Cash flow from Financing Activities

During the year ended October 31, 2016, we received $1,352,444 related to the sale of the Company’s common stock and financing activities compared with $2,014,918 from financing activities during the year ended October 31, 2015.

Liquidity and Capital Resources

As of October 31, 2016, we had a cash balance of $502,893 and a working capital deficit of $1,616,323. Our net loss of $1,817,592 in the year ended October 31, 2016 was mostly funded by proceeds raised from equity financings.

As of February 13, 2017, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar year 2017 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future best-efforts equity offerings, debt offerings or a combination of both.

Of the $6 million of budgeted expenditures for calendar 2017, approximately $2.5 million are expected to cover salaries, consulting and professional services, and required working capital needs.

The proposed expenditures for the calendar year 2017 are subject to change based on the execution of our business plan, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2017. We currently anticipate onshore drilling activity to commence on or before May 1, 2017. We currently do not anticipate that any drilling activity will commence on any offshore prospects until late calendar year 2017.

We will need to raise additional funds to cover planned 2017 expenditures, as well as any additional expenditures that we may encounter in those years. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

Off-Balance Sheet Arrangements

As of October 31, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In May 2014, the FASB issued its final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because we have no active revenues, the new guidance is not expected to have a material impact on our financial statements and related disclosures.

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

19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texas South Energy, Inc.

Financial Statements

October 31, 2016

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Texas South Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Texas South Energy, Inc. (the “Company”) as of October 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas South Energy, Inc. as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 13, 2017

Texas South Energy, Inc.

BALANCE SHEETS

	October 31, 2016	October 31, 2015
ASSETS

CURRENT ASSETS
Cash	$502,893	$2,135
Prepaid expenses	21,050	3,948
Investment securities – available for sale	—	235,000
Note receivable	47,138	—
TOTAL CURRENT ASSETS	571,081	241,083

Oil and gas properties, undeveloped	10,206,064	10,375,955
TOTAL ASSETS	$10,777,145	$10,617,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$20,002	$5,479
Accrued expenses	399,344	191,831
Accrued expenses – related party	15,906	475,125
Notes payable	1,700,000	1,100,000
Due to related party	52,152	70,070
TOTAL CURRENT LIABILITIES	2,187,404	1,842,505

Notes payable – long term	—	700,000

TOTAL LIABILITIES	$2,187,404	$2,542,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 541,990,670 and 362,215,670 shares of common stock issued and outstanding, for October 31, 2016 and 2015, respectively	541,990	362,215
Additional paid-in capital	16,650,321	13,233,296
Additional paid-in capital – shares to be issued	—	1,297,000
Accumulated other comprehensive income	—	(33,000)
Accumulated deficit	(8,602,570)	(6,784,978)
Total stockholders’ equity	8,589,741	8,074,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,777,145	$10,617,038

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended October 31, 2016	Year ended October 31, 2015

REVENUE	$7,299	$—

EXPENSES
Impairment on mineral interests	200,000	—
General & administrative expenses	1,024,672	759,490

LOSS FROM OPERATIONS	(1,217,373)	(759,490)

Interest expense	382,219	186,197
Loss on securities	218,000	—
NET LOSS	$(1,817,592)	$(945,687)

Other comprehensive loss:
Unrealized loss on securities available for sale	—	715,000
Total comprehensive loss	$(1,817,592)	$(1,660,687)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	457,426,462	362,215,670

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital Shares to be issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, October 31, 2014	362,215,670	$362,215	$13,231,996	$—	$682,000	$(5,839,291)	$8,436,920

Imputed Interest	—	—	1,300	—	—	—	1,300

Stock to be issued	—	—	—	1,297,000	—	—	1,297,000
Securities available for sale - marked to fair value	—	—	—	—	(715,000)	—	(715,000)
Net loss for the year ended October 31, 2015	—	—	—	—	—	(945,687)	(945,687)
Balance, October 31, 2015	362,215,670	362,215	13,233,296	1,297,000	(33,000)	(6,784,978)	8,074,533

Imputed Interest	—	—	1,300	—	—	—	1,300
Stock issued for cash	135,725,000	135,725	2,578,775	(1,297,000)	—	—	1,417,500
Stock issued for services	16,550,000	16,550	314,450	—	—	—	331,000
Stock issued for accrued compensation	14,000,000	14,000	266,000	—	—	—	280,000
Stock issued to extinguish other debt	13,500,000	13,500	256,500	—	—	—	270,000
Securities available for sale – marked to fair value	—	—	—	—	(121,500)	—	(121,500)
Securities sold	—	—	—	—	154,500	—	154,500
Net loss for the year ended October 31, 2016	—	—	—	—	—	(1,817,592)	(1,817,592)
Balance, October 31, 2016	541,990,670	$541,990	$16,650,321	$—	$—	$(8,602,570)	$8,589,741

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,817,592)	$(945,687)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities available for sale	218,000	—
Impairment expense	200,000	—
Non-cash interest	1,300	101,300
Amortization of debt discount	—	36,479
Common stock paid for rent expense	11,000	—
Common stock paid for interest expense	200,000	—
Stock compensation	120,000	—
Changes in operating assets and liabilities:
Change in prepaid expenses	(17,102)	(3,948)
Change in accounts payable and accrued expenses	255,063	45,421
Change in accrued expenses – related party	(9,208)	475,125
NET CASH USED IN OPERATING ACTIVITIES	(838,539)	(291,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	50,000	—
Purchase of mineral interests	—	(1,805,955)
Payments on mineral interests leases	(63,147)	—
NET CASH USED IN INVESTING ACTIVITIES	(13,147)	(1,805,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	153,000	700,000
Repayment of notes payable	(153,000)	—
Proceeds from issuance of notes payable - related party	46,734	82,918
Repayment of notes payable - related party	(64,652)	(65,000)
Issuance of demand promissory note receivable	(47,138)	—
Proceeds from sale of common stock (issued)	1,417,500	—
Proceeds from sale of common stock (to be issued)	—	1,297,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,352,444	2,014,918

NET INCREASE/(DECREASE) IN CASH	500,758	(82,347)

CASH, BEGINNING OF PERIOD	2,135	84,482

CASH, END OF PERIOD	$502,893	$2,135

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash activity:
Acquisition of oil and gas property	$400,000	—
Sale of interest in oil and gas property	$(400,000)	—
Issuance of common stock for related party debt	$280,000	—
Issuance of common stock for accrued expense	$170,000	—
Issuance of common stock for convertible debt	$100,000	—
Sale of mineral property for debt, related party	$(170,000)	—
Accruals for capital expenditures	$136,962	—
Reclassification of advances to oil & gas property	$—	8,200,000
Unrealized loss on securities – available for sale	$—	$(715,000)

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company is engaged in the oil and gas business. The Company has limited operating history and has earned nominal revenues to date. The Company has devoted its activities to the acquisition of oil and gas assets. The Company has incurred losses since inception of $8,602,570 as of October 31, 2016.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of October 31, 2016, the Company had net operating loss carryforwards of approximately $5,576,000 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of October 31, 2016, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Investment Securities

Investment securities are composed of 5 million shares of GulfSlope common stock, and are classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended October 31, 2016, the Company recorded a realized loss of $218,000 to adjust the investment securities to fair market value. In February 2016, the GulfSlope shares were sold to a third party for $50,000.

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

Other new pronouncements issued but not effective until after October 31, 2016 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated losses as of October 31, 2016, of $8,602,570. The Company will be dependent upon the raising of additional capital through the best- efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – OIL & GAS PROPERTIES

On January 22, 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. In June 2016, the Company sold the Acreage and Acquired Interest to Mr. Askew, former director and chief executive officer, for $170,000, paid through the reduction of $170,000 owed to Mr. Askew by the Company.

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope, relating to certain prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000, of which the last installment of $1,800,000 was paid in September 2015. During the year ended October 31, 2015, the Company had advanced $8,200,000 towards the acquisition of the mineral interests. The Company agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements. The mineral interests are unproved as of October 31, 2016.

In May 2016, we entered into a letter of intent with GulfSlope that sets out the terms and conditions of a farm-out arrangement to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. The shallow prospects are located above 5,100 feet vertical depth on the Vermilion Area, South Addition Block 378 (“Canoe Shallow”) and Vermilion Area, South Addition Block 375 (“Selectron Shallow”, and collectively with Canoe Shallow, “Shallow Prospects”). We own a 70.7% working interest in the Shallow Prospects (with a third party owning a 16.8% working interest and GulfSlope owning a 12.5% working interest) which we acquired in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells to be commenced no later than December 31, 2017. GulfSlope is currently the Operator of the first two wells. Consummation of the transactions is subject to further negotiation, the execution and delivery by the parties of mutually acceptable definitive agreements to include a participation agreement and the joint operating agreement, and the satisfaction of certain additional conditions.

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

In June 2016, (i) John B. Connally III forgave $170,000 in accrued consulting fees for 8.5 million shares of Company common stock, valued at $.02 per share, (ii) James M. Askew forgave $280,000 owed to him by the Company for 14.0 million shares of Company common stock, valued at $.02 per share, and (iii) the Company issued a third party 10.0 million shares of Company common stock in connection with a short-term line of credit.

In July 2016, the Company issued 11,500,000 shares of common stock, of which 6,000,000 was issued for services rendered valued at $0.02 per share, and 5,500,000 was issued for cash of $110,000 which proceeds from the private placement will be used for general corporate purposes.

In August 2016, the Company issued an aggregate of 50 million shares of its common stock at a purchase price of $0.02 per share receiving gross proceeds of $1 million. The Company used the proceeds from the private placement for general corporate purposes.

On June 17, 2016, the Company issued 625,000 shares of its common stock at a purchase price of $0.02 per share receiving gross proceeds of $12,500, which proceeds were used for general corporate purposes.

Effective July 29, 2016, the Company issued 7,000,000 shares of common stock at a purchase price of $0.02 per share receiving gross proceeds of $140,000, which proceeds were used for general corporate purposes.

Effective July 29, 2016, the Company issued 5,000,000 shares of common stock upon conversion of $100,000 principal amount of outstanding indebtedness at a conversion price of $0.02 per share.

On August 24, 2016, the Company issued 2,500,000 shares of common stock at a purchase price of $0.02 per share receiving gross proceeds of $50,000, which proceeds were used for general corporate purposes.

As of October 31, 2016, the Company has not granted any stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

See Note 4 for a description of the sale of Acreage and Acquired Interest by the Company in June 2016 to Mr. Askew.

In October 2015, the Company entered into related party promissory note payable agreement with its director and chief executive officer James Askew for $82,918. The principal and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum. As of October 31, 2015, the outstanding principal balance was $17,918 and is included in ‘Due to related party’ on the Company’s balance sheet. This amount was paid in full in fiscal 2016.

As of October 31, 2016 and 2015, the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the ‘Due to related party’ line on the balance sheet.

In September 2013, the Company entered into an employment agreement with its chief executive officer James Askew that was amended to extend the term of the agreement to September 30, 2018. As of October 31, 2015, the Company had not paid Jim Askew $385,000 in accordance with his employment agreement and this amount is accrued within ‘Accrued expenses – related party’ on the balance sheet. During the year ended October 31, 2016, the Company made cash payments and issued Mr. Askew 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016,

During the years-ended October 31, 2015 and 2016, the Company’s chief executive officer and sole director paid numerous vendors on behalf of the Company. As of October 31, 2015 and 2016, the Company had $90,125 and $15,906, respectively, accrued within the ‘Accrued expenses – related party’ line on the balance sheet. This amount was paid in full in November 2016.

NOTE 7 – NOTES PAYABLE

Effective June 2014, we borrowed a principal amount of $1,000,000 from a third party, which promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the maturity date was extended from June 30, 2015 to June 30, 2016 and the principal amount of the note was increased to $1,100,000. On March 11, 2016, the maturity date the of the $1,100,000 note payable balance was extended from June 31, 2016 to October 1, 2017. As of October 31, 2016 and 2015, the outstanding principal balance was $1,100,000 and $1,100,000 respectively and is included in ‘Notes payable’ as a current liability on the Company’s balance sheet.

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000, and in July 2016 a principal amount of $100,000 of the note was converted into 5,000,000 shares of common stock. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of October 31, 2015, the outstanding principal balance of $700,000 is included in ‘Notes payable – long term’ and as of October 31, 2016, the outstanding principal balance of $600,000 is included in “Notes payable” as a current liability on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew. In December 2015, the principal balances were paid in full by the Company (see Note 6 - Related Party Transactions).

NOTE 8 – NOTES RECEIVABLE

In October 2016, the Company loaned the principal amount of $47,138 to a third party under an interest free, demand promissory note agreement for the purpose of travel expenses. Subsequent to October 31, 2016, the note was further increased to $131,645.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2016	October 31, 2015
Federal income tax benefit at the statutory rate:
Net loss	$(616,000)	$(296,000)
Change in valuation allowance	616,000	296,000
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2016	October 31, 2015
Deferred tax attributed:
Net operating loss carryover	$1,896,000	$1,280,000
Less: valuation allowance	(1,896,000)	(1,280,000)
Net deferred tax asset	$—	$—

At October 31, 2016, the Company had an unused net operating loss carryforward approximating $5,576,000 that is available to offset future taxable income; the loss carryforward will start to expire in 2028.

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

Our Level 2 asset consists of investment securities. The fair value of investment securities (common stock in GulfSlope) is based on $0.01 per share, derived from recent GulfSlope private placement financing transactions. The GulfSlope common stock is thinly traded, resulting in the private placement transactions providing the most reliable measurement. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

See Note 6 for a discussion of Mr. Askew’s employment agreement and the Company’s financial obligations with respect thereto.

On October 11, 2013, the Company entered into a consulting agreement with John B. Connally, III providing $10,000 cash compensation per month, which expired in December 2016. As of October 31, 2015, the Company owed Mr. Connally $110,000 in accrued compensation, which was paid as of October 31, 2016. During the fiscal year ended October 31, 2016 Mr. Connally was paid $120,000 in consulting fees and a $5,000 bonus.

NOTE 12 – SUBSEQUENT EVENTS

In December 2016, the Company issued an aggregate of 11,500,000 shares of its common stock at a purchase price of $0.02 per share receiving gross proceeds of $230,000, which proceeds were used for general corporate purposes.

In January 2017, the Company issued (i) an aggregate of 14,250,000 shares of common stock for services rendered, (ii) 100,000,000 shares of common stock pursuant to the asset purchase agreement to Mr. Mayell, (iii) an aggregate of 92.1 million shares of common stock pursuant to an executive officer and consultant, and (iv) an aggregate of 6,200,000 shares were issued to certain employees and two consultants.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agree to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe believed to contain approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. The downdip wells in these same reservoirs have produced over 20 MMBO and 21 BCFG from 59 completions. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of the survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell, (ii) (A) $250,000 through a promissory note due March 5, 2017 and (B) $1,250,000 through the payment by the Company of Sydson’s obligations attributable to retained working interests in the oil and gas prospects conveyed to the Company, to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects, (iii) carried interests to casing point for its working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, one prospect under negotiation, and up to four wells in the Bayou Bouillon prospect to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects, and (iv) a payment of $500,000 for the seismic data at one prospect under negotiation after completion of the first well in such prospect.

The Company entered into an employment agreement with Mr. Mayell on January 4, 2017 that terminates on December 31, 2019. Upon December 31 of each calendar year, commencing on December 31, 2017, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance.

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that began on January 5, 2017 and terminates on December 31, 2019. Upon December 31 of each calendar year, commencing on December 31, 2017, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance.

James M. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that began on January 5, 2017 and terminates on December 31, 2019, and such term shall be extended for an additional one-year period upon December 31 of each calendar year, commencing on December 31, 2017, provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance.

In November and December 2016, the Company paid Mr. Askew a bonus of $9,000 cash and $105,000 cash for compensation.

In November and December 2016, the Company paid bonuses and compensation to Mr. Connally aggregating $164,000.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of October 31, 2016, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

On January 3, 2017, the Company issued an aggregate of 14,250,000 shares of common stock for services rendered, (reported in the Form 8-k filed on January 10, 2017 as 14,725,000 shares issued on January 3, 2016).

On January 4, 2017, the Company issued 100,000,000 shares of common stock pursuant to the Asset Purchase Agreement to Mr. Mayell, (reported in the Form 8-k filed on January 10, 2017 as occurring on January 4, 2016).

On January 5, 2017, the Company issued an aggregate of 92.1 million shares of common stock pursuant to an executive officer and consultant, (reported in the Form 8-k filed on January 10, 2017 as occurring on January 5, 2016).

On January 18, 2017, the Company issued an aggregate of 6,200,000 shares to certain employees and two consultants for services rendered.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer and directors as of January 5, 2017, and their respective ages, position and biographical information are set forth below.

Name	Age	Title
Michael J. Mayell	69	Chief Executive Officer, Chief Financial Officer and Director
John B. Connally, III	70	Chairman of the Board

Mr. Mayell has served as our chief executive officer and director since January 2017 and he has over 45 years of experience in the oil and gas business. Mr. Mayell founded Sydson in 1982 and has served as an officer and director of Sydson since 1987. In 1985, Mr. Mayell co-founded the Meridian Resource Corporation (NYSE) and served as the president and chief operating officer of Meridian for over 20 years. Mr. Mayell began his career with Shell Oil Company in New Orleans, La. in the drilling and production engineering groups responsible for drilling and producing fields both onshore and offshore South Louisiana. Mr. Mayell received his Bachelor of Science degree in mechanical engineering from Clarkston University.

Mr. Connally presently serves as chairman of the Texas Lt. Governor’s Energy Advisory Board. Mr. Connally was a founding shareholder of Texas South and GulfSlope Energy, Inc., and a founding director of Nuevo Energy, Inc, Endeavor International Corp, and Pure Energy Group (where he also served as chief executive officer) and Pure Gas Partners. Mr. Connally was a law partner with Baker Botts, and received both his Bachelor of Arts and JD from the University of Texas. Mr. Connally has been involved in private business endeavors for over the last five years.

Key Employees and Consultants

Key employees and consultants as of January 5, 2017 are:

Mr. Gunderson has held land positions with public and independent producers including Chevron, Murphy, Cities, Ladd and Meridian Resources. Mr. Gunderson has been with Sydson since 2009. Mr. Gunderson received a BBA degree in petroleum land management from the University of Oklahoma. Mr. Gunderson is paid $180,000 per year and was issued 500,000 shares of common stock pursuant to his employment arrangement.

Mrs. Alexander began her career in accounting with Arthur Anderson before moving into corporate accounting in 1985. She later opened her consulting practice focusing on the healthcare and oil and gas industries and has been Sydson’s lead accountant since 2010. Mrs. Alexander received her Bachelor in Accountancy degree from the University of Mississippi in 1980. Ms. Alexander is paid $132,000 per year and was issued 500,000 shares of common stock pursuant to her employment arrangement.

Mr. Goldstein has served as a consultant to Sydson for over 10 years and has over 40 years of experience in Gulf Coast geology interpretation. Mr. Goldstein has served as a geologist with Amerada Hess, Houston Oil and Minerals and Meridian Resources. Mr. Goldstein received his Bachelor of Arts – Geology degree from Rutgers University and received his Master’s degree in Geology from Florida State University. Mr. Goldstein is paid $88.75 per hour for his consulting services and was issued 100,000 shares of common stock pursuant to his employment arrangement.

Mr. Askew, our former chief executive officer and director for over three years, is currently a key consultant to the Company.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended October 31, 2016. During the fiscal year ended October 31, 2016, the Board of Directors did not hold any meetings and acted by written consent.

Independent Directors

We currently do not have any directors who are considered “independent” as such term is defined in the NASDAQ Global Market listing standards. We believe that retaining an independent director or directors at this time would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development. Moving forward, at such time the Board of Directors deems independent directors desirable, or that we are required to have independent directors, either as a result of our listing on NASDAQ, the NYSE or a similar market or exchange, or that we are otherwise required by applicable law to have independent director, we will promptly take steps to appoint such independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended October 31, 2016.

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

Involvement in Certain Legal Proceedings

There are currently no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, in which any of the above referenced directors or officers is a party adverse to the Company or has a material interest adverse to the Company. Furthermore, during the past ten years, none of the Company’s officers or directors described above were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following table contains compensation data for our named executive officers as of the fiscal years ended October 31, 2016 and 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
James Askew	2016	$420,000	$50,000	$—	$—	$—	$470,000
CEO	2015	$420,000	$—	$—	$—	$—	$420,000

Employment and Consulting Arrangements

The Company entered into an employment agreement with Mr. Mayell on January 4, 2017 that terminates on December 31, 2019. Upon December 31 of each calendar year, commencing on December 31, 2017, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance.

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that began on January 5, 2017 and terminates on December 31, 2019. Upon December 31 of each calendar year, commencing on December 31, 2017, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance.

Mr. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that began on January 5, 2017 and terminates on December 31, 2019, and such term shall be extended for an additional one-year period upon December 31 of each calendar year, commencing on December 31, 2017, provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance.

In January 2017, the Company entered into a two-year agreement with Ernest Miller to provide financial consulting services to the Company for up to 20 hours per month pursuant to which the Company paid Mr. Miller 5 million shares of Company common stock.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended October 31, 2016.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at October 31, 2016.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During the years ended 2016 and 2015, the director of the Company was not compensated for his services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of February 6, 2017, there were 766,040,670 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

Named Executive Officers and Directors:
Michael J. Mayell	101,000,000	13.2%
John B. Connally III	101,000,000	13.2%
All directors & executive officers as a group (2 persons)	202,000,000	26.4%

5% or Greater Shareholders
James M. Askew	101,000,000	13.2%

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 766,040,670 shares are issued and outstanding as of February 6, 2017. We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote, except as otherwise provided by law or by our articles of incorporation, including provisions governing any preferred stock. The common stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Preferred Stock

We are authorized to issue 50 million shares of “blank check” preferred stock, none of which are issued and outstanding. We have no present plans for the issuance thereof. Our board of directors has the authority, without action by our stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the preferred stock. However, these effects might include:

●	restricting dividends on the common stock;

●	diluting the voting power of the common stock;

●	impairing the liquidation rights of the common stock; and

●	delaying or preventing a change in control without further action by the stockholders.

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

Anti-Takeover Effect of Nevada Law

Business Combinations

The “business combination” provisions of Sections 78.411 to 78.444, inclusive, of the Nevada Revised Statutes, or NRS, prohibit a Nevada corporation with at least 200 stockholders from engaging in various “combination” transactions with any interested stockholder: for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved by the board of directors prior to the date the interested stockholder obtained such status; or after the expiration of the three-year period, unless:

●	the transaction is approved by the board of directors or a majority of the voting power held by disinterested stockholders, or

●	the consideration to be paid by the interested stockholder is at least equal to the highest of: (a) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which it became an interested stockholder, whichever is higher, (b) the market value per share of common stock on the date of announcement of the combination and the date the interested stockholder acquired the shares, whichever is higher, or (c) for holders of preferred stock, the highest liquidation value of the preferred stock, if it is higher.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the Sydson transaction, as disclosed in detail in Item 1, “Business – The Company,” the Company entered into employment agreements with Messrs. Mayell and Connally, and a consulting agreement with Mr. Askew, as disclosed in Item 11, “Executive Compensation-Employment and Consulting Agreements.”

In December 2016, the Company paid Mr. Askew a bonus of $9,000 cash. In November and December 2016, Mr. Askew was paid $105,000 in compensation pursuant to his employment agreement for the months of November 2016 through January 2017.

In November and December 2016, the Company paid aggregate bonuses to Mr. Connally in the amount of $144,000 and consulting fees of $20,000. Mr. Connally was paid aggregate consulting fees of $120,000 per year for fiscal years 2015 and 2016 and a bonus of $5,00 during fiscal year 2016.

In October 2015, the Company entered into related party promissory note payable agreement with its director and chief executive officer James Askew for $82,918. The principal and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum. As of October 31, 2015, the outstanding principal balance was $17,918 and is included in ‘Due to related party’ on the Company’s balance sheet. As of October 31, 2016, the note and accrued interest was paid in full.

During the year-ended October 31, 2015 and 2016, the Company’s chief executive officer and sole director paid numerous vendors on behalf of the Company. As of October 31, 2015 and 2016, the Company had $90,124 and $15,906, respectively, accrued within the ‘Accrued expenses – related party’ line on the balance sheet.

During the fiscal year ended 2013, Roxana Gloria Candela Calixto, a prior director, advanced the Company a total of $52,152. This balance remains at October 31, 2016.

On January 22, 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. In June 2016, the Company sold the Acreage and Acquired Interest to Mr. Askew for $170,000, paid through the reduction of $170,000 owed to Mr. Askew by the Company.

Members of the Company’s legal counsel, Brewer & Pritchard, P.C., own an aggregate of 6 million shares of common stock, issued for nominal consideration.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2016 and 2015. LBB & Associates Ltd., LLP are our principal accountants for the years ended October 31, 2016 and 2015.

	2016	2015

Total audit fees	$45,900	$42,000

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.1*	Employment Agreement, by and between the Company and James M. Askew incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.2	Consulting Agreement by and between the Company and John Connally incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2-14.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.5	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.6	Note Agreement, as amended, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 21, 2014.
10.7	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014.
10.8	Indemnification Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 21, 2014.
10.9	Amendment No. 2 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014
10.10	Amendment to Consulting Agreement by and between the Company and John Connally, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.11	Purchase Agreement by and between the Company and Littleton E. Walker dated February 18, 2016.
10.12	Amendment of $1,100,000 Note to Extend Maturity.
10.13	Asset Purchase Agreement by and among Texas South Energy, Inc., Sydson Resources, L.P., and Sydson Energy, Inc., dated January 4, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 10, 2017
10.14*	Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 10, 2017.
10.15*	Consulting Agreement by and between the Company and James M. Askew dated January 5, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 10, 2017.
10.16*	Employment Agreement by and between the Company and John B. Connally, III dated January 5, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 10, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed February 13, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date:	February 13, 2017	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer, President, and Director