Form 10-KT
period 2016-12-31
Texas South Energy, Inc.
filed 2017-03-27
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2016 to December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $28,789,200 on June 30, 2016.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 21, 2017
Common Capital Voting Stock, $0.001 par value per share	776,290,670

Documents incorporated by reference: None

PART I

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On March 3, 2017, we changed our fiscal year from beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from November 1, 2016 through December 31, 2016. Subsequent to this report, our reports on Form 10-K will cover the calendar year, January 1 to December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2016 ended on October 31 and beginning after December 31, 2016 ends on December 31 of each year.

FORWARD LOOKING STATEMENTS

In this Transition Report, references to “Texas South Energy,” the “Company,” “we,” “us,” and “our” refer to “Texas South Energy, Inc.,” the Registrant.

This Transition Report contains certain forward-looking statements and for this purpose any statements contained in this Transition Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “goal,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate, competition within the Company’s chosen industry, technological advances and failure by us to successfully develop business relationships. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Transition Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD (“Barrels of Oil Per Day”) combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe believed to contain approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. The downdip wells in these same reservoirs have produced over 20 MMBO (“Million Barrels of Oil”) and 21 BCFG (“Billion Cubic Feet of Gas”) from 59 completions. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

In connection with the asset acquisition, certain officers and employees of Sydson have become officers, a consultant and employees of the Company, including Michael J. Mayell as chief executive officer, James L. Gunderson as manager of land, Robert F. Goldstein as a geological consultant, and Lecia Alexander as controller. Certain other non-executive employees and consultants of Sydson became at-will employees of the Company. John B. Connally III joined our board as chairman.

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

Mr. Connally presently serves as chairman of the Texas Lt. Governor’s Energy Advisory Board. Mr. Connally has significant oil and gas experience, both as a practicing lawyer and as an executive. Mr. Connally was a founding shareholder of Texas South and GulfSlope, and a founding director of Nuevo Energy, Inc., Endeavor International Corp., and Pure Energy Group (where he also served as chief executive officer) and Pure Gas Partners. Mr. Connally was a law partner with Baker Botts, and received both his Bachelor of Arts and JD degrees from the University of Texas.

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

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell, (ii) (A) $250,000 through a promissory note originally due March 5, 2017, but was amended to January 1, 2019 and (B) $1,250,000 through the payment by the Company of Sydson’s obligations attributable to retained working interests in the oil and gas prospects conveyed to the Company, to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects, (iii) carried interests to casing point for its working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, one prospect under negotiation, and up to four wells in the Bayou Bouillon prospect to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects (such costs to the Company are estimated to be approximately $968,000, depending upon many factors outside of our control), and (iv) a payment of $500,000 for the seismic data at one prospect under negotiation after completion of the first well in such prospect.

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

For any given rate of production and volume of hydrocarbons recovered, oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time (December 31, 2016), the Company does not have any production or proved oil or gas reserves.

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

Environmental Regulation

The operator of our oil and gas interests (we intend to operate many of our prospects) will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs.

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

Waste Discharge. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented there under also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”) and regulations there under impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

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

Offshore Drilling. In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management (“BOEM”), the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect the business and planned operations of oil and gas companies.

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

Employees

As of March 21, 2017, we have five employees and three consultants.

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

General

Our address is 4550 Post Oak Place Dr., Suite 300, Houston, TX 77027 and our telephone number is (713) 820-6300 and our corporate website is Texasouth.com. Our SEC filings are accessible through the Company’s website for dates after January 4, 2017 and through the SEC’s web site (http:www.sec.gov) prior to that date. This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves as of December 31, 2016, and our planned drilling operations may not yield any oil or gas in commercial quantity or quality.

We have no proved reserves as of December 31, 2016. While, based on available seismic and geological information, we believe the potential presence of oil or gas exists, to date we have not commenced drilling on our prospects. Some of our current prospects may require additional seismic data, including reprocessing and interpretation. Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or gas is found on our prospects, development, facility construction and transportation costs may prevent such prospects from being economically viable. Accordingly, there is no assurance we will ever report proved reserves in our SEC filings.

Areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

As of December 31, 2016, we currently own seven offshore prospects in the Gulf of Mexico in conjunction with GulfSlope, in water depths between 300’ and 1,000’. The Company owns 20% working interest in five of the offshore prospects and currently a 70.7% working interest in two of the prospects that have shallow oil potential above 5,000’. The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. Additionally, as of March 21, 2017, we own onshore oil and gas interests in Louisiana and Texas and have certain rights to acquire more interests. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected and we may be forced to curtail operations.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of March 21, 2017, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar 2017 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future best-efforts equity offerings, debt offerings or a combination of both.

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

Our financial statements for the two months ended December 31, 2016 and our fiscal 2016 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated a net loss since inception (March 15, 2010) through December 31, 2016, of $9,034,293. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations (including the exploitation of our contractual rights to working interests in the Gulf of Mexico and our working interests onshore), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

As a result, in their audit report contained in this Transition Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Transition Report, we will require additional funds for calendar year 2017. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are dependent on Mr. Mayell, our chief executive officer.

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

We have incurred annual operating losses since our inception. As a result, at December 31, 2016, we had an accumulated deficit of $9,034,293. We had nominal revenues in 2016 and do not anticipate receiving significant revenues in 2017, unless we are successful in developing economically recoverable oil or gas reserves with respect to certain of our onshore working interests. We expect that our operating expenses will increase in future periods. We expect continued but diminishing losses in 2017.

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

The price of our common stock is likely to remain volatile, which could lead to losses by investors and costly securities litigation.

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

In January 2017, the Company entered into an asset purchase agreement with Sydson, where Sydson assigned to us certain onshore oil and gas assets and interests, including:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD (“Barrels of Oil Per Day”) combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe containing approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

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

Period	High Bid	Low Bid

October 1, 2016 through December 31, 2016	$0.05	$0.02
July 1, 2016 through September 30, 2016	0.08	0.05
April 1, 2016 through June 30, 2016	0.09	0.03
January 1, 2016 through March 31, 2016	0.06	0.04

October 1, 2015 through December 31, 2015	$0.08	$0.03
July 1, 2015 through September 30, 2015	0.21	0.03
April 1, 2015 through June 30, 2015	0.35	0.21
January 1, 2015 through March 31, 2015	0.28	0.19

Holders

The number of record holders of the Company’s common stock, as of March 21, 2017, is approximately 138.

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

On January 26, 2017, the Company issued to a third party 500,000 shares of common stock for a purchase price of $0.02 per share.

In February 2017, the Company issued an aggregate of 9,750,000 shares of common stock to third party investors at a purchase price of $0.02 per share.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. This management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements included elsewhere in this Transition Report. In addition to the impact of the matters discussed in “Risk Factors,” our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

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

In January 2017, the Company entered into an asset purchase agreement with Sydson, where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD (“Barrels of Oil Per Day”) combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe containing approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

There is no assurance that viable oil and gas reserves will ever be discovered on our acreage or our prospects.

The Company has incurred accumulated losses for the period from inception to December 31, 2016 of approximately $9,034,293. Further losses are anticipated in developing its business. As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2016, the Company had $325,089 of cash on hand. As of the date of this Transition Report, we will require additional funds for the balance of 2017. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Investment Securities

Investment securities are composed of GulfSlope common stock, and are classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the fiscal year ended October 31, 2016, the Company recorded a realized loss of $218,000 to adjust the investment securities to fair market value. The GulfSlope shares were sold in February 2016 to a third party for $50,000.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2016, the Company had net operating loss carryforwards of approximately $6,004,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2016, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

RESULTS OF OPERATIONS

Results of Operations for the two months ended December 31, 2016 compared to the two months ended December 31, 2015

We had revenues of $332 and $0 during the two months ended December 31, 2016 and December 31, 2015. General and administrative expenses were $401,838 for the two months ended December 31, 2016, compared to $110,398 for the two months ended December 31, 2015. The increase in general and administrative expenses of approximately $291,000 was primarily attributed to an increase in consulting fees, legal fees, accounting fees and management compensation due to the time spent on finalizing the acquisition of Sydson assets discussed previously.

We had a net loss of $431,723 for the two months ended December 31, 2016, compared to a net loss of $138,112 for the two months ended December 31, 2015. The increase in the net loss of approximately $294,000 was due to a $3,000 increase in interest expense and a $291,000 increase in general and administrative expenses.

The basic and diluted loss per share for the two months ended December 31, 2016 and December 31, 2015 was $(0.00) each year.

As of December 31, 2016 the Company’s cash balance was $325,089 compared to a cash balance of $35,556 as of December 31, 2015. As of December 31, 2016, the Company’s assets consisted of cash of $325,089, short term note receivable of $68,498, prepaid expenses of $47,927 and mineral interests in oil and gas properties of $10,214,004.  As of December 31, 2015, the Company’s assets consisted of cash of $35,556, marketable securities of $187,000 and mineral interests in oil and gas properties of $10,375,955.

Results of Operations for the Fiscal Year Ended October 31, 2016 compared to October 31, 2015

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

Cash flow from Operating Activities

During the two months ended December 31, 2016, we used cash of $386,444 for operating activities as compared to a use of cash of $53,661 during the two months ended December 31, 2015. The increase in cash used for operating activities during the two months was primarily due to the increase in general and administrative expenses and interest expenses during the two month period.

During the year ended October 31, 2016, we used cash of $838,539 for operating activities as compared to a use of cash of $291,310 during the year ended October 31, 2015. The increase in cash used for operating activities during the year was primarily due to the increase in general and administrative expenses incurred during the year.

Cash flow from Investing Activities

During the two months ended December 31, 2016 and December 31, 2015 there was no cash flow from investing activities.

During the year ended October 31, 2016, we received $50,000 on the sale of the GulfSlope common stock and used $63,147 to pay leases on mineral interests. During the year ended October 31, 2015, we used $1,805,955 to purchase contractual rights for working interests in various prospects in an amended farm-out agreement with GulfSlope entered into in September 2015.

Cash flow from Financing Activities

During the two months ended December 31, 2016, we received $230,000 related to the sale of the Company’s common stock compared to receipts of $105,000 during the two months ended December 31, 2015. We advanced an additional $21,360 on notes receivable during the two months ended December 31, 2016. There was also a payment of $17,918 related to a shareholder loan during the two months ended December 31, 2015.

During the year ended October 31, 2016, we received $1,352,444 related to the sale of the Company’s common stock and financing activities compared with $2,014,918 from financing activities during the year ended October 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $325,089 and a working capital deficit of $1,825,769. Our net loss of $431,723 for the two months ended December 31, 2016 was primarily funded by proceeds raised from equity financings.

As of March 21, 2017, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar year 2017 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future best-efforts equity offerings, debt offerings or a combination of both.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Texas South Energy, Inc.

Financial Statements

December 31, 2016

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2016, December 31, 2015, October 31, 2016 and 2015	F-3

Statements of Operations and Comprehensive Loss for the two months ended December 31, 2016 and 2015 and for the Fiscal Years Ended October 31, 2016 and 2015	F-4

Statements of Stockholders’ Equity for the two months ended December 31, 2016 and 2015 and the Fiscal Years ended October 31, 2016 and 2015	F-5

Statements of Cash Flows for the two months ended December 31, 2016 and 2015 and the Fiscal Years Ended October 31, 2016 and 2015	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Texas South Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Texas South Energy, Inc. (the “Company”) as of December 31, 2016, December 31, 2015, October 31, 2016 and October 31, 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two-month periods ended December 31, 2016 and 2015 and for each of the fiscal years in the two-year period ended October 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas South Energy, Inc. as of December 31, 2016, December 31, 2015, October 31, 2016 and October 31, 2015, and the results of its operations and its cash flows for each of the two-month periods ended December 31, 2016 and December 31, 2015 and for each of the fiscal years in the two-year period ended October 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 21, 2017

Texas South Energy, Inc.

BALANCE SHEETS

	December 31, 2016	December 31, 2015	October 31, 2016	October 31, 2015
ASSETS

CURRENT ASSETS
Cash	$325,089	$35,556	$502,893	$2,135
Prepaid expenses	47,927	—	21,050	3,948
Investment securities – available for sale	—	187,000	—	235,000
Note receivable	68,498	—	47,138	—
TOTAL CURRENT ASSETS	441,514	222,556	571,081	241,083

Oil and gas properties, undeveloped	10,214,004	10,375,955	10,206,064	10,375,955
TOTAL ASSETS	$10,655,518	$10,598,511	$10,777,145	$10,617,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$77,848	$4,472	$20,002	$5,479
Accrued expenses	437,283	211,361	399,344	191,831
Accrued expenses – related party	—	526,105	15,906	475,125
Notes payable	1,700,000	1,100,000	1,700,000	1,100,000
Due to related party	52,152	52,152	52,152	70,070
TOTAL CURRENT LIABILITIES	2,267,283	1,894,090	2,187,404	1,842,505

Notes payable – long term	—	700,000	—	700,000

TOTAL LIABILITIES	2,267,283	2,594,090	2,187,404	2,542,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 553,490,670 shares of common stock issued and outstanding, for December 31, 2016	553,490	427,865	541,990	362,215
Additional paid-in capital	16,869,038	14,480,646	16,650,321	13,233,296
Additional paid-in capital – shares to be issued	—	100,000	—	1,297,000
Accumulated other comprehensive income	—	(81,000)	—	(33,000)
Accumulated deficit	(9,034,293)	(6,923,090)	(8,602,570)	(6,784,978)
Total stockholders’ equity	8,388,235	8,004,421	8,589,741	8,074,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,655,518	$10,598,511	$10,777,145	$10,617,038

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Two months ended		Twelve months ended
	December 31, 2016	December 31, 2015	October 31, 2016	October 31, 2015

REVENUE	$332	$—	$7,299	$—

EXPENSES
Impairment expense	—	—	200,000	—
General and administrative expense	401,838	110,398	1,024,672	759,490

LOSS FROM OPERATIONS	(401,506)	(110,398)	(1,217,373)	(759,490)

Loss from securities	—	—	(218,000)	—
Interest expense	(30,217)	(27,714)	(382,219)	(186,197)
NET LOSS	$(431,723)	$(138,112)	$(1,817,592)	$(945,687)

Other comprehensive loss:
Unrealized loss on securities available for sale	—	(48,000)	—	(715,000)
TOTAL COMPREHENSIVE LOSS	$(431,723)	$(186,112)	$(1,817,592)	$(1,660,687)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	460,729,741	391,111,572	457,426,462	362,215,670

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-in Capital	Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Shares to be Issued	Comprehensive Income	Accumulated Deficit	Total

Balance, October 31, 2014	362,215,670	$362,215	$13,231,996	—	$682,000	$(5,839,291)	$8,436,920

Imputed Interest	—	—	1,300	—	—	—	1,300
Stock sold for cash – to be issued	—	—	—	1,297,000	—	—	1,297,000
Securities available for sale – marked to fair value	—	—	—	—	(715,000)	—	(715,000)
Net loss for the year ended October 31, 2015	—	—	—	—	—	(945,687)	(945,687)
Balance October 31, 2015	362,215,670	362,215	13,233,296	1,297,000	(33,000)	(6,784,978)	8,074,533

Stock issued for cash	65,100,000	65,100	1,236,900	(1,297,000)	—	—	5,000
Stock issued for cash – to be issued	—	—	—	100,000	—	—	100,000
Stock issued for rent	550,000	550	10,450	—	—	—	11,000
Securities available for sale – marked to fair value	—	—	—	—	(48,000)	—	(48,000)
Net loss for the two months ended December 31, 2015	—	—	—	—	—	(138,112)	(138,112)
Balance, December 31, 2015	427,865,670	427,865	14,480,646	100,000	(81,000)	(6,923,090)	8,004,421

Imputed Interest	—	—	1,300	—	—	—	1,300
Stock issued for cash	70,625,000	70,625	1,341,875	(100,000)	—	—	1,312,500
Stock issued for services	16,000,000	16,000	304,000	—	—	—	320,000
Stock issued for accrued compensation	14,000,000	14,000	266,000	—	—	—	280,000
Stock issued to extinguish other debt	13,500,000	13,500	256,500	—	—	—	270,000
Securities available for sale – marked to fair value	—	—	—	—	(73,500)	—	(73,500)
Securities sold	—	—	—	—	154,500	—	154,500
Net loss for the 10 months ended October 31, 2016	—	—	—	—	—	(1,679,480)	(1,679,480)

Balance, October 31, 2016	541,990,670	541,990	16,650,321	—	—	(8,602,570)	8,589,741

Imputed Interest	—	—	217	—	—	—	217
Stock issued for cash	11,500,000	11,500	218,500	—	—	—	230,000
Net loss for the two months ended December 31, 2016	—	—	—	—	—	(431,723)	(431,723)

Balance, December 31, 2016	553,490,670	$553,490	$16,869,038	$—	$—	$(9,034,293)	$8,388,235

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

STATEMENTS OF CASH FLOWS

	Two months ended December 31,		Year ended October 31,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(431,723)	$(138,112)	$(1,817,592)	$(945,687)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities	—	—	218,000	—
Impairment expense	—	—	200,000	—
Non-cash interest	217	—	1,300	101,300
Amortization of debt discount	—	—	—	36,479
Common stock paid for rent expense	—	11,000	11,000	—
Common stock paid for interest expense	—	—	200,000	—
Stock compensation	—	—	120,000	—
Changes in operating assets and liabilities:
Change in prepaid expenses	(26,878)	3,948	(17,102)	(3,948)
Change in accounts payable and accrued expenses	87,846	18,523	255,063	45,421
Change in accrued expenses – related party	(15,906)	50,980	(9,208)	475,125
NET CASH USED IN OPERATING ACTIVITIES	(386,444)	(53,661)	(838,539)	(291,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	—	50,000	—
Purchase of mineral interests	—			(1,805,955)
Payments on mineral interests leases	—	—	(63,147)	—
NET CASH USED IN INVESTING ACTIVITIES	—	—	(13,147)	(1,805,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	—	153,000	700,000
Repayment of notes payable	—	—	(153,000)	—
Proceeds from issuance of notes payable – related party	—	—	46,734	82,918
Repayment of notes payable – related party	—	(17,918)	(64,652)	(65,000)
Issuance of demand promissory note receivable	(21,360)	—	(47,138)	—
Proceeds from sale of common stock (issued)	230,000	5,000	1,417,500	—
Proceeds from sale of common stock (to be issued)	—	100,000	—	1,297,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	208,640	87,082	1,352,444	2,014,918

NET INCREASE/(DECREASE) IN CASH	(177,804)	33,421	500,758	(82,347)

CASH, BEGINNING OF PERIOD	502,893	2,135	2,135	84,482

CASH, END OF PERIOD	$325,089	$35,556	$502,893	$2,135

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	—	—	—	—
Income taxes	—	—	—	—

Non-cash activity:
Acquisition of oil and gas property	—	—	400,000	—
Sale of interest in oil and gas property	—	—	(400,000)	—
Issuance of common stock for related party debt	—	—	280,000	—
Issuance of common stock for accrued expense	—	—	170,000	—
Issuance of common stock for convertible debt	—	—	100,000	—
Sale of mineral property for debt, related party	—	—	(170,000)	—
Accruals for capital expenditures	7,940	—	136,962	—
Reclassification of advances to oil & gas property	—	—	—	8,200,000
Unrealized loss on securities – available for sale	—	(48,000)	—	(715,000)

The accompanying notes are an integral part of these financial statements

Texas South Energy, Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company is engaged in the oil and gas business. The Company has limited operating history and has earned nominal revenues to date. The Company has devoted its activities to the acquisition of oil and gas assets. The Company has incurred losses since inception of $9,034,293 as of December 31, 2016.

The Company had established a fiscal year end of October 31; however, on March 3, 2017 the Company adopted a year end of December 31.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2016, the Company had net operating loss carryforwards of approximately $6,004,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2016, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

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

Other new pronouncements issued but not effective until after December 31, 2016 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated losses as of December 31, 2016, of $9,034,293. The Company will be dependent upon the raising of additional capital through the best- efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On March 10, 2014, the Company entered into a farm out letter agreement with GulfSlope, relating to certain prospects (the “Prospects”) located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000, of which the last installment of $1,800,000 was paid in September 2015. During the year ended October 31, 2015, the Company had advanced $8,200,000 towards the acquisition of the mineral interests. The Company agreed to pay its proportionate share of the net rental costs related to the Prospects. GulfSlope will be the operator of record and shall have the right to negotiate all future joint operating agreements. The mineral interests are unproved as of December 31, 2016.

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

In December 2015, the Company received cash of $105,000 for the issuance of 5,250,000 shares at $0.02 per share. Shares totaling 250,000 were issued in December 2015 and shares totaling 5,000,000 were issued in January 2016. In December 2015, the Company issued 550,000 shares of common stock to a third party for services rendered. The stock was valued at $11,000.

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

On December 12, 2016, the Company issued 500,000 shares of common stock at a purchase price of $0.02 per share receiving gross proceeds of $10,000, which proceeds were used for general corporate purposes.

On December 12, 2016, the Company issued 10,000,000 shares of common stock at a purchase price of $0.02 per share receiving gross proceeds of $200,000, which proceeds were used for general corporate purposes.

On December 29, 2016, the Company issued 1,000,000 shares of common stock at a purchase price of $0.02 per share receiving gross proceeds of $20,000, which proceeds were used for general corporate purposes.

As of December 31, 2016, the Company has not granted any stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

See Note 4 for a description of the sale of Acreage and Acquired Interest by the Company in June 2016 to Mr. Askew.

In October 2015, the Company entered into related party promissory note payable agreement with its director and chief executive officer James Askew for $82,918. The principal and related accrued interest is payable on demand and bears interest at a fixed rate of 5% per annum. As of October 31, 2015, the outstanding principal balance was $17,918 and is included in ‘Due to related party’ on the Company’s balance sheet. This amount was paid in full in December 2015.

As of December 31, 2016 and 2015 and October 31, 2016 and 2015, the Company had received advances from a prior director in the amount of $52,152. The amounts due to the related party remain outstanding, unsecured due on demand and non-interest bearing with no set terms of repayment. These advances are recorded within the ‘Due to related party’ line on the balance sheet.

In September 2013, the Company entered into an employment agreement with its chief executive officer James Askew that was amended to extend the term of the agreement to September 30, 2018. As of October 31, 2015, the Company had not paid Jim Askew $385,000 in accordance with his employment agreement and this amount is accrued within ‘Accrued expenses – related party’ on the balance sheet. During the year ended October 31, 2016, the Company made cash payments and issued Mr. Askew 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016.

During the two month period ending December 31, 2015 the Company paid James Askew the outstanding principal balance discussed above. During the two month period ending December 31, 2016, the Company paid him $105,000 in compensation, $9,000 in bonuses and $38,030 for expense reimbursements. A prepayment of the January, 2017 consulting agreement of $35,000 was included in the $105,000 compensation payments.

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

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000, and in July 2016 a principal amount of $100,000 of the note was converted into 5,000,000 shares of common stock. The note expires on October 1, 2017 and bears interest at a fixed rate of 10% per annum. As of December 31, 2015 and October 31, 2015, the outstanding principal balance of $700,000 is included in ‘Notes payable – long term’ and as of December 31, 2016 and October 31, 2016, the outstanding principal balance of $600,000 is included in “Notes payable” as a current liability on the Company’s balance sheet.

In October 2015 and November 2015, the Company entered into related party promissory notes payable agreements with its director and chief executive officer James Askew. In December 2015, the principal balances were paid in full by the Company (see Note 6 - Related Party Transactions).

NOTE 8 – NOTES RECEIVABLE

In October 2016, the Company loaned the principal amount of $47,138 to a third party under an interest free, demand promissory note agreement for the purpose of travel expenses and rentals. Subsequent to October 31, 2016, the note was further increased to $68,498 as of December 31, 2016.

NOTE 9 – INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

	December 31, 2016	December 31, 2015
Federal income tax benefit at the statutory rate:
Net loss	$(715,000)	$(343,000)
Change in valuation allowance	715,000	343,000
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax attributed:
Net operating loss carryover	$2,041,000	$1,326,000
Less: valuation allowance	(2,041,000)	(1,326,000)
Net deferred tax asset	$—	$—

At December 31, 2016, the Company had an unused net operating loss carryforward approximating $6,004,000 that is available to offset future taxable income; the loss carryforward will start to expire in 2028.

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

On October 11, 2013, the Company entered into a consulting agreement with John B. Connally, III providing $10,000 cash compensation per month, which expired in December 2016. As of October 31, 2015, the Company owed Mr. Connally $110,000 in accrued compensation, which was paid as of October 31, 2016. During the fiscal year ended October 31, 2016, Mr. Connally was paid $120,000 in consulting fees and a $5,000 bonus. During the two months ended December 31, 2016, Mr. Connally was paid $164,000 in compensation and bonuses. During the two months ended December 31, 2015, no payments were made to Mr. Connally.

NOTE 12 – SUBSEQUENT EVENTS

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

On January 26, 2017, the Company issued to a third party 500,000 shares of common stock for a purchase price of $0.02 per share. In February 2017, the Company issued an aggregate of 9,750,000 shares of common stock to third party investors at a purchase price of $0.02 per share.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agree to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. The property has two existing wells which have tested at over 400 BOPD (“Barrels of Oil Per Day”) combined from two (2) productive zones above 2,100’ with an additional shallower zone behind pipe believed to contain approximately 30’ of oil pay and almost 60’ of gas pay. We expect to install production facilities and drill additional development wells in this fault block and to drill up to three exploratory wells in adjacent fault blocks targeted in the same zones. Through the Sydson transaction, we also are a party to letters of intent to acquire up to a 45% working interest in an additional 1,000+ acres in the Bayou Bouillon area based on a proprietary 55 square mile 3-D seismic survey that demonstrates updip potential in existing reservoirs at about 10,000’. The downdip wells in these same reservoirs have produced over 20 MMBO (“Million Barrels of Oil”) and 21 BCFG (“Billion Cubic Feet of Gas”) from 59 completions. Our partner in the Bayou Bouillon project, and the owner of a 50% working interest in the Bayou Bouillon acreage, is Thyssen Petroleum, USA, a privately held independent oil and gas exploration and production company based in Houston, Texas and Monaco, France.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of the survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Transition Report. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Transition Report on Internal Control over Financial Reporting

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Transition Report.

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

On January 26, 2017, the Company issued to a third party 500,000 shares of common stock for a purchase price of $0.02 per share.

In February 2017, the Company issued an aggregate of 9,750,000 shares of common stock to third party investors at a purchase price of $0.02 per share.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer and directors as of March 21, 2017, and their respective ages, position and biographical information are set forth below.

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

Key Employees and Consultants

Key employees and consultants as of March 21, 2017 are:

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended October 31, 2016. During the two months ended December 31, 2016 and the fiscal year ended October 31, 2016 and 2015, the Board of Directors did not hold any meetings and acted by written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to the twelve months ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following table contains compensation data for our named executive officer as of the twelve month periods ended December 31, 2016 and 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total

James Askew, CEO	2016	$420,000	$59,000	$—	$—	$—	$479,000
James Askew, CEO	2015	$420,000	$—	$—	$—	$—	$420,000

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

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the twelve months ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Transition Report. As of March 21, 2017, there were 776,290,670 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

Named Executive Officers and Directors:
Michael J. Mayell	101,000,000	13%
John B. Connally III	101,000,000	13%
All directors & executive officers as a group (2 persons)	202,000,000	26%

5% or Greater Shareholders
James M. Askew	101,000,000	13%

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 776,290,670 shares are issued and outstanding as of March 21, 2017. We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Transition Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In November and December 2016, the Company paid aggregate bonuses to Mr. Connally in the amount of $144,000 and consulting fees of $20,000. Mr. Connally was paid aggregate consulting fees of $120,000 per year for fiscal years 2015 and 2016 and a bonus of $5,000 during fiscal year 2016.

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

During the year ended October 31, 2015 and 2016, the Company’s chief executive officer and sole director paid numerous vendors on behalf of the Company. As of October 31, 2015 and 2016, the Company had $90,124 and $15,906, respectively, accrued within the ‘Accrued expenses – related party’ line on the balance sheet. As of December 31, 2016 this balance was zero.

During the fiscal year ended 2013, Roxana Gloria Candela Calixto, a prior director, advanced the Company a total of $52,152. This balance remains at December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the two months ended December 31, 2016 and 2015 and the fiscal years ended October 31, 2016 and 2015. LBB & Associates Ltd., LLP are our principal accountants for the years ended December 31, 2016 and 2015.

	Two months ended December 31, 2016	Two months ended December 31, 2015	Fiscal Year 2016	Fiscal Year 2015

Total audit fees	$24,550	$2,500	$45,900	$42,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Transition Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.1*	Employment Agreement, by and between the Company and James M. Askew incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.2	Consulting Agreement by and between the Company and John Connally incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2-14.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.5	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.6	Note Agreement, as amended, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 21, 2014.
10.7	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014.
10.8	Indemnification Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 21, 2014.
10.9	Amendment No. 2 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014.
10.10	Amendment to Consulting Agreement by and between the Company and John Connally, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.11	Purchase Agreement by and between the Company and Littleton E. Walker dated February 18, 2016.
10.12	Amendment of $1,100,000 Note to Extend Maturity.
10.13	Asset Purchase Agreement by and among Texas South Energy, Inc., Sydson Resources, L.P., and Sydson Energy, Inc., dated January 4, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 10, 2017.
10.14*	Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 10, 2017.
10.15*	Consulting Agreement by and between the Company and James M. Askew dated January 5, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 10, 2017.
10.16*	Employment Agreement by and between the Company and John B. Connally, III dated January 5, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 10, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed February 13, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2).

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date:	March 21, 2017	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer, President, and Director