Form 10-Q
period 2017-03-31
Texas South Energy, Inc.
filed 2017-05-19
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 333-171064

TEXAS SOUTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0362471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4450 Post Oak Place, Suite 300 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 820-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “ accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2017, the registrant’s outstanding common stock consisted of 781,290,670 shares.

TEXAS SOUTH ENERGY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

In January, 2017 Texas South Energy, Inc. formed Texas South Operating Company, Inc as a wholly owned subsidiary of the Company. It was incorporated pursuant to the laws of the State of Texas on January 11, 2017.

Texas South Energy, Inc and Texas South Operating Company, Inc. (collectively, the “Company”) will provide consolidated financial statements effective with this March 31, 2017 filing. The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances.

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2016 and the transition report for the two months ended December 31, 2016.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2016, which are included in the Company’s annual report for the year ended October 31, 2016 (the “2016 Annual Report”) and for the Transition Report filed on Form 10-K for the two months ended December 31, 2016. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2016 Annual Report or the December 31, 2016 Transition Report.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-5

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-6

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$54,863	$325,089
Note receivable	—	68,498
Prepaid expenses	14,747	47,927
TOTAL CURRENT ASSETS	69,610	441,514

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped	11,520,668	10,214,004
Furniture, fixtures and equipment	35,556	—
Less: Accumulated depreciation	(1,700)	—
TOTAL PROPERTY AND EQUIPMENT, NET	11,554,524	10,214,004

OTHER ASSETS	8,340	—

TOTAL ASSETS	$11,632,474	$10,655,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$96,939	$77,848
Accrued expenses – related party	172,838	437,283
Accrued expenses	220,522	—
Notes payable	—	1,700,000
Due to related party	9,828	52,152
TOTAL CURRENT LIABILITIES	500,127	2,267,283

LONG TERM LIABILITIES
Notes payable – related party	250,000	—
Notes payable	1,568,355	—
Accrued expenses – related party	166,068	—
Accrued interest – related party	6,302	—
Accrued interest	296,349	—
TOTAL LONG TERM LIABILITIES	2,287,074	—

TOTAL LIABILITIES	2,787,201	2,267,283

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 781,290,670 and 553,490,670 shares of common stock issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	781,290	553,490
Additional paid-in capital	18,675,873	16,869,038
Accumulated deficit	(10,611,890)	(9,034,293)
Total stockholders’ equity	8,845,273	8,388,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,632,474	$10,655,518

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

REVENUE	$—	$6,231

EXPENSES
Depreciation expense	1,700	—

General and administrative expense	1,574,188	208,887

LOSS FROM OPERATIONS	(1,575,888)	(202,656)

OTHER INCOME (EXPENSE)
Other income	42,710	—
Realized loss on sale of investment securities	—	(218,000)
Interest expense	(44,419)	(45,794)
TOTAL OTHER INCOME (EXPENSE)	(1,709)	(263,794)

NET LOSS	$(1,577,597)	$(466,450)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	668,017,519	457,426,462

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,577,597)	$(466,450)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities – available for sale	—	218,000
Depreciation expense	1,700	—
Gain on disposal of debt	(42,324)	—
Stock compensation	884,635	—
Non-cash interest	—	325
Changes in operating assets and liabilities
Change in prepaid expenses	60,796	—
Change in accounts payable and accrued expenses	39,341	151,855
Change in current accrued liabilities - related party	172,838	—
Change in long term accrued liabilities - related party	166,068	—
Change in accrued interest	38,015	—
Change in accrued interest - related party	6,302	—
NET CASH USED IN OPERATING ACTIVITIES	(250,226)	(96,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	—	50,000
Acquisition of oil and gas properties	(325,000)	—
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(325,000)	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock (issued)	305,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	305,000	11,000

NET DECREASE IN CASH	(270,226)	(35,270)

CASH, BEGINNING OF PERIOD	$325,089	$35,556

CASH, END OF PERIOD	$54,863	$286

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash activities:
Issuance of common stock and note payable for assets	$1,101,822	$—

The accompanying notes are an integral part of these consolidated financial statements

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company had initially intended to commence business operations by producing and performing traditional Peruvian dances both in Peru and the United States. On September 24, 2013, there was a change in control of the Company. The Company is now engaged in the oil and gas business.

In January, 2017 the Company formed Texas South Operating Company, Inc as a wholly owned subsidiary of the Company. It was incorporated pursuant to the laws of the State of Texas on January 11, 2017.

Texas South Energy, Inc and Texas South Operating Company, Inc. (collectively, the “Company”) will provide consolidated financial statements effective with this March 31, 2017 filing. The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances.

The Company has limited operating history and has devoted its activities to the acquisition of oil and gas assets.

The Company had established a fiscal year end of October 31; however, on March 3, 2017 the Company adopted a year end of December 31. A transition 10-K was filed for the period November 2016 through December 2016 to report the change in our year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Intercompany accounts and transactions are eliminated. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended October 31, 2016 and the transition report for November 1, 2016 through December 31, 2016. The exception being that the 2016 financial statements were not consolidated with Texas South Operating Company, Inc. since the Company had not yet been organized.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 2016, which are included in the Company’s annual report for the year ended October 31, 2016 (the “2016 Annual Report”) and the transition report for the period of November 1 through December 31, 2016. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited consolidated financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2016 Annual Report or the transition report for the two months ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued its final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company has few revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In September 2015, FASB issued an accounting standards update for “Business Combinations,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this new guidance prospectively in the first quarter of 2016.

Other new pronouncements issued but not effective until after March 31, 2017 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of March 31, 2017, of $10,611,890. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In January 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. During the three months ended March 31, 2016, the Company earned revenues of $6,231 associated with these interests. In June 2016, the Company entered into a contract for sale with James M. Askew, an affiliate, to sell its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, in consideration of Mr. Askew, former chief executive officer and sole director, forgiving $170,000 of indebtedness owed to him. The Company recorded impairment expense of $200,174 associated with these interests.

In March 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company will pay its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record and has the right to negotiate all future joint operating agreements. The mineral interests are unproved as of March 31, 2017.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on each of the Canoe Prospect and Selectron Prospect.

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

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell valued at $845,000 and (ii) $250,000 through a promissory note originally due March 5, 2017, but was amended to January 1, 2019.

In conjunction with the acquisition, the Company agreed to pay $1,250,000 of Sydson’s future development costs attributable to its retained working interests in the oil and gas prospects conveyed to the Company; carried interests to casing point for Sydson’s working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, one prospect under negotiation, and up to four wells in the Bayou Bouillon prospect to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects. The Company also has the option to purchase seismic data at one prospect under negotiation after completion of the first well in such prospect for $500,000.

The purchase price of this asset acquisition is summarized below:

Furniture & Fixtures, Software, Equipment	$35,556
Deposit – office rent	8,340
Prepaid expenses	27,616
Note Payable – insurance	(6,822)
Leasehold rights	1,030,310
Total purchase price	$1,095,000

NOTE 5 - COMMON STOCK

The Company has 950,000,000 shares of common stock authorized with a par value of $0.001. As of March 31, 2017 the Company has 781,290,670 shares of common stock issued and outstanding. During the three months ended March 31, 2017, the Company sold 15,250,000 shares of stock at a price of $.02 per share for a total of $305,000. The Company issued 112,550,000 shares of stock for services rendered valued between $0.005 and $0.00845, including 65.1 million shares to Mr. Connally and 27 million shares to Mr. Askew. Mr. Mayell was issued 100,000,000 shares in January, 2017 in connection with the asset purchase from Sydson.

NOTE 6 - RELATED PARTY TRANSACTIONS

In September 2013, the Company entered into a one-year employment agreement with its former director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018 During the year ended October 31, 2016, the Company made cash payments and issued Mr. Askew 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016. During the two month period ending December 31, 2016, the Company paid him $105,000 in compensation, $9,000 in bonuses and $38,030 for expense reimbursements. A prepayment of the January, 2017 consulting agreement of $35,000 was included in the $105,000 compensation payments.

Mr. Askew, our former chief executive officer and director for over three years, is currently a key consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 9 “Commitments and Contingencies”.

In March 2014, the Company acquired 5,000,000 shares of restricted GulfSlope common stock from the Company’s former sole officer and director James Askew for a purchase price of $268,000. At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the fiscal year ended October 31, 2016, the Company recorded an unrealized loss of $185,000 to adjust the investment securities to fair market value. In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc and Sydson Resources, LP (“Sydson”). During the three months ended March 31, 2017, Sydson paid invoices on behalf of the Company. As of March 31, 2017 the Company owes Sydson $102,838 which is reported on the balance sheet as “Accrued expenses - related party”.

As of March 31, 2017, the Company has accrued two months of Mr. Askew’s consulting agreement totaling $70,000. This accrual is reported on the balance sheet as “Accrued expenses – related party”.

The Company has $105,000 of compensation accrued to Mr. Mayell and $45,000 to Mr. Connally as of March 31, 2017. Payroll taxes totaling $16,068 related to the accrued compensation has been accrued. These accruals total $166,068 and are reported within “Accrued expenses – related party – long term” on the balance sheet. The due dates for these liabilities are December 31, 2019 as a result of amendments dated March 1, 2017 to the compensation agreements.

In January, 2017 the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares valued at $228,150, Mr. Mayell 100 million shares valued at $845,000 and Mr. Connally 65.1 million shares valued at $550,095. See note 9 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus interest on a note related to the acquisition of Sydson assets.

NOTE 7 - NOTES PAYABLE

Effective June 2014, Texas South Energy, Inc. entered into a subscription agreement with an accredited investor under which the Company issued (i) a promissory note in the original principal amount of $1,000,000, and (ii) a one-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share with a fair value of $58,367. The promissory note bears interest at a fixed rate of 10% per annum. In June 2015, the subscription agreement was amended to extend the maturity date from June 30, 2015 to June 30, 2016 and increase the principal amount of the note to $1,100,000. On March 11, 2016, the maturity date the of the $1,100,000 note payable balance was extended from June 31, 2016 to October 1, 2017. On March 23, 2017 the note was amended to include the $600,000 principal balance discussed below and it was reduced by the assignment of the $131,645 note receivable from EnerGulf Resources to the investor. The due date was also extended to January 1, 2019. As of March 31, 2017, the outstanding principal balance was $1,568,355 and is included in ‘Notes payable – long term’ on the Company’s balance sheet.

In October 2015, the Company entered into a note payable agreement with an accredited investor for $700,000. The note previously expired on October 1, 2017 and bears interest at a fixed rate of 10% per annum. In July, 2016, the holder converted $100,000 of principal amount into 5 million shares of common stock, resulting in a balance of $600,000 outstanding principal balance. As discussed previously, this note was consolidated with the note for $1,100,000 and the due date was extended to January 1, 2019.

The Company had received advances during 2013 and prior from a prior director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. These advances were recorded within the ‘Due to related party’ line on the balance sheet.

In connection with the Sydson asset acquisition, part of the consideration was a $250,000 note payable to Sydson due March 1, 2017. The note has been amended effective March 23, 2017 to extend the due date until January 1, 2019 and to charge a fixed rate of 10% interest on the note. The balance of $250,000 is included in “Notes payable-related party” in the long term section of the balance sheet.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Effective March 1, 2017 the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2019. These liabilities are accrued in the financial statements for the three months ended March 31, 2017, however they are now reported as long term on the balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

During April, 2017 the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are unsecured and payable upon demand with interest rates of 10% per annum. These are also considered related party transactions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months ended March 31, 2017 and 2016, and with our audited financial statements and notes thereto for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K (the “2016 Annual Report”) and included in the Company’s Transition Report on Form 10-K for the two months ended December 31, 2016 and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2016 Annual Report and the December 31, 2016 Transition Report.

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

Business Overview

Beginning in September 2013, we changed our business plan to an oil and gas company focused primarily on properties in the Gulf Coast Region. We plan to obtain and manage working and non-working interests in oil and gas properties.

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

Our Current Mineral Interests

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets. The Company recorded approximately $1,000,000 of leasehold interests in connection with this acquisition. See note 4 (“Oil and Gas Properties”) for additional information.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 to GulfSlope for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that GulfSlope shall commence operations for, and the Company and EnerGulf shall participate in, the drilling of the well in an approximate 5,000 MD/TVD “C” sand test surface and bottomhole location on each of the Canoe Prospect and Selectron Prospect.

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

Business and Acquisition Strategy

Our primary business strategy includes acquiring both working and non-working interests in oil and gas properties throughout the Gulf Coast Region and Texas, including offshore prospects. We will consider acquisitions that serve as a platform for complementary operations. In January, 2017 the Company acquired assets from Sydson Energy, Inc. and Sydson Resources.

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

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $54,863 and a working capital deficit of $430,517. Our accumulated deficit from inception (March 15, 2010) to March 31, 2017 was $10,611,890. For the three months ended March 31, 2017, our net loss of $1,577,597 was mostly funded by proceeds raised from equity financings. Consulting expenses of $884,635 are included in the net loss, however shares of stock were issued in connection with these services, not cash. During the three months ended March 31, 2017, our cash position decreased by $270,226 as a result of the partial acquisition of the Bayou Bouillon property and increased general and administrative expenses.

During the three months ended March 31, 2017, we issued 227,800,000 shares of common stock, of which 15,250,000 shares were issued for cash in the amount of $305,000 and 112,550,000 shares were issued for services. A total of 100,000,000 shares were issued as part of the consideration paid for the Sydson asset acquisition.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to (i) funding the drilling and the installation of the facilities for the Sugarberry South project at Bayou Bouillon (ii) drilling the Canoe Prospect and Selectron Prospect, both of which are subject to negotiation of acceptable participation agreements and joint operating agreements, amongst other conditions precedent (iii) funding our farm-out obligations with GulfSlope pursuant to our March 2014 farm-out letter agreement, and (iv) funding our contingent liabilities to Sydson once drilling begins on the properties acquired. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and other conditions outside of our control. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months Ended March 31, 2017 compared to the Three months ended March 31, 2016

We earned revenue of $0 and $6,231 during the three months ended March 31, 2017 and 2016. Included in “Other income” is the write off of the shareholder note payable for $42,324 during the quarter ended March 31, 2017. General and administrative expenses were $1,574,188 for the three months ended March 31, 2017, compared to $208,887 for the three months ended March 31, 2016. The loss on the sale of securities was $0 for the three months ended March 31, 2017, compared to $218,000 for the three months ended March 31, 2016. Interest expense was $44,419 for the three months ended March 31, 2017, compared to $45,794 for the three months ended March 31, 2016. The decrease in interest expense is due to a decrease in the notes payable balances for the three months ended March 31, 2017 compared to the same period in the prior year.

We had a net loss of $1,577,597 for the three months ended March 31, 2017, compared to $466,450 for the three months ended March 31, 2016. The increase in the net loss of $1,111,147 was primarily due to issuance of stock for services totaling $884,635, the payroll and other office expenses the Company incurred beginning January 4, 2017, related to the new employees and office space, and the legal and accounting fees related to the asset acquisition.

The basic and diluted loss per share for the three months ended March 31, 2017 and 2016 was $(0.00).

In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued a total of 21,450,000 shares of stock for cash and/or services rendered that were not reported on a Current Report on Form 8-K.

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

On March 22, 2017, the Company issued to a third party 5,000,000 shares of common stock for a purchase price of $0.02 per share.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.
Date: May 19, 2017	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer