Form 10-Q
period 2017-06-30
Texas South Energy, Inc.
filed 2017-08-09
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(713) 820-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “ accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 9, 2017, the registrant’s outstanding common stock consisted of 781,290,670 shares.

TEXAS SOUTH ENERGY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, Texas South Energy, Inc. formed Texas South Operating Company, Inc. as a wholly owned subsidiary of the Company. It was incorporated pursuant to the laws of the State of Texas on January 11, 2017.

Texas South Energy, Inc. and Texas South Operating Company, Inc. (collectively, the “Company”) provide consolidated financial statements effective with the March 31, 2017 filing. The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances.

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

F-1

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-5

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-6

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$38,230	$325,089
Note receivable	—	68,498
Prepaid expenses	6,485	47,927
TOTAL CURRENT ASSETS	44,715	441,514

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped	11,589,176	10,214,004
Furniture, fixtures and equipment	35,556	—
Less: Accumulated depreciation	(3,399)	—
TOTAL PROPERTY AND EQUIPMENT, NET	11,621,333	10,214,004

OTHER ASSETS	8,340	—

TOTAL ASSETS	$11,674,388	$10,655,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$141,479	$77,848
Accounts payable – related party	94,763	—
Accrued expenses	38,635	437,283
Accrued expenses – related party	175,000	—
Notes payable	—	1,700,000
Notes payable – related party	500,000	—
Due to related party	9,828	52,152
TOTAL CURRENT LIABILITIES	959,705	2,267,283

LONG TERM LIABILITIES
Notes payable	1,568,355	—
Notes payable – related party	250,000	—
Accrued expenses – related party	392,136	—
Accrued interest	335,558	—
Accrued interest – related party	18,874	—
TOTAL LONG TERM LIABILITIES	2,564,923	—

TOTAL LIABILITIES	3,524,628	2,267,283
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	—	—
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 781,290,670 and 553,490,670 shares of common stock issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	781,290	553,490
Additional paid-in capital	18,675,873	16,869,038
Accumulated deficit	(11,307,403)	(9,034,293)
Total stockholders’ equity	8,149,760	8,388,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,674,388	$10,655,518

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$—	$433	$—	$6,664

EXPENSES
Depreciation expense	1,699	—	3,399	—
Impairment expenses	—	200,000	—	200,000
General and administrative expenses	642,481	366,450	2,216,668	575,337

LOSS FROM OPERATIONS	(644,180)	(566,017)	(2,220,067)	(768,673)

Other income / (expense)
Other income	455	—	43,165	—
Realized loss on sale of investment securities	—	—	—	(218,000)
Interest expense	(51,788)	(45,547)	(96,208)	(91,341)
TOTAL OTHER INCOME/(EXPENSE)	(51,333)	(45,547)	(53,043)	(309,341)

NET LOSS	$(695,513)	$(611,564)	$(2,273,110)	$(1,078,014)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	781,290,670	452,268,143	771,091,222	446,495,478

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,273,110)	$(1,078,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on securities – available for sale	—	218,000
Depreciation expense	3,399	—
Impairment expense	—	200,000
Gain on disposal of debt	(42,324)	—
Common stock paid for rent expense	—	11,000
Stock compensation	884,635	200,000
Non-cash interest	—	650
Changes in operating assets and liabilities:
Change in prepaid expenses	69,058	—
Change in accounts payable and accrued expenses	(341,839)	177,550
Change in current accounts payable and accrued liabilities - related party	269,763	(22,042)
Change in long term accrued liabilities - related party	392,136	—
Change in long term accrued interest	335,558	—
Change in long term accrued interest - related party	18,874	—
NET CASH USED IN OPERATING ACTIVITIES	(683,850)	(292,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	—	50,000
Acquisition of oil and gas properties	(408,009)	—
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(408,009)	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Oil and gas assets given for debt forgiveness	—	170,000
Proceeds from issuance of notes payable	500,000	153,000
Payments on notes payable	—	(153,000)
Proceeds from sale of common stock (issued)	305,000	137,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	805,000	307,500

NET INCREASE (DECREASE) IN CASH	(286,859)	64,644

CASH, BEGINNING OF PERIOD	$325,089	$35,556

CASH, END OF PERIOD	$38,230	$100,200

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash activities:
Issuance of common stock and note payable for assets	$1,095,000	$—
Assignment of note receivable for note payable	$131,645	$—

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company is engaged in the oil and gas business, generating or acquiring oil and gas projects, drilling and operating the wells and producing the oil and gas reserves.

On January 11, 2017, pursuant to the laws of the State of Texas, the Company formed Texas South Operating Company, Inc.as a wholly owned subsidiary of the Company. Texas South Energy, Inc. and Texas South Operating Company, Inc. (collectively, the “Company”) now file consolidated financial statements effective with the March 31, 2017 filing. The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances.

While the Company had previously established a fiscal year end of October 31, on March 3, 2017 the Company adopted a year end of December 31. A transition 10-K was filed for the period November 2016 through December 2016 to report the change in our year end.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued its final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company currently has such low revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In September 2015, FASB issued an accounting standards update for “Business Combinations,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this new guidance prospectively in the first quarter of 2016.

Other new pronouncements issued but not effective until after June 30, 2017 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of June 30, 2017 of $11,307,403. The Company will be dependent upon the raising of additional capital through the sale of its existing projects and/or the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In January 2014, the Company entered into a contract for sale with the owner of mineral interests in 86.69 acres in Lavaca County, Texas (the “Acreage”) pursuant to which the Company acquired a 37.5% interest in the Acreage’s mineral rights, including the oil and gas rights (the “Acquired Interest”). In exchange for the Acquired Interest, the Company paid the seller $270,000 in cash and issued the seller 2,000,000 shares of the Company’s common stock, valued at $100,000. During the six months ended June 30, 2016, the Company earned revenues of $6,664 associated with these interests. In June 2016, the Company entered into a contract for sale with James M. Askew, an affiliate, to sell its mineral interests in 86.69 acres in Lavaca County, Texas in which the Company owns a 37.5% interest in the Acreage’s mineral rights, in consideration of Mr. Askew, former chief executive officer and sole director, forgiving $170,000 of indebtedness owed to him. The Company recorded impairment expense of $200,000 associated with these interests.

In March 2014, the Company entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farm out agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farm-out letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company has paid its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record. The mineral interests are unproved as of June 30, 2017.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing being raised by the Company, it is expected that operations shall commence on these prospects and the Company and EnerGulf shall participate in the drilling of one or more wells to approximately 5,000’ MD/TVD on each of the Canoe Prospect and Selectron Prospect by the end of 2017.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we were to acquire a 37.5% working interest in the Sugarberry South Project comprising 420 acres. However, Texas South was unable to obtain sufficient capital to fulfill certain requirements of the Purchase and Sale Agreement with Thyssen Petroleum for the Sugarberry South project related to earning additional acreage rights beyond the Sugarberry No. 6 well. The agreement has now been terminated except for Texas South’s rights to a 50% working interest in the Sugarberry No. 6 well. The Company is in discussion with Thyssen Petroleum on other farmout activity related to deeper zones at Bayou Bouillon.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage to historic downdip production from these sands totaling over 500,000 BO.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production, also above 3,700’.

●	In other areas of Southeast Texas, we acquired an interest in a proprietary 85 square mile 3-D seismic survey targeting Lower Wilcox Sands at approximately 10,000’. There are eight currently defined and mapped prospects in which we intend to acquire leases that are apparent on the seismic data and match the geologic setting of three existing Lower Wilcox fields within the boundaries of the survey.

●	Northwest of that survey, we intend to acquire leases covering approximately 1,000 acres for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

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

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell valued at $845,000 and (ii) $250,000 through a promissory note originally due March 5, 2017, and was amended to January 1, 2019.

In conjunction with the acquisition, the Company agreed to pay $1,250,000 of Sydson’s future development costs attributable to its retained working interests in the oil and gas prospects conveyed to the Company and carried interests to casing point for Sydson’s working interests on the first well in each of the West Tuleta prospect, Ray Field prospect and the Wilinda prospect.

The purchase price of this asset acquisition is summarized below:
Furniture & Fixtures, Software, Equipment	$35,556
Deposit – office rent	8,340
Prepaid expenses	27,616
Note Payable – insurance	(6,822)
Leasehold rights	1,030,310
Total purchase price	$1,095,000

NOTE 5 - COMMON STOCK

The Company has 950,000,000 shares of common stock authorized with a par value of $0.001. As of June 30, 2017 the Company has 781,290,670 shares of common stock issued and outstanding. During the six months ended June 30, 2017, the Company sold 15,250,000 shares of stock at a price of $.02 per share for a total of $305,000. The Company issued 112,550,000 shares of stock for services rendered valued between $0.005 and $0.00845, including 65.1 million shares to Mr. Connally and 27 million shares to Mr. Askew. Mr. Mayell was issued 100,000,000 shares in January, 2017 in connection with the asset purchase from Sydson.

NOTE 6 - RELATED PARTY TRANSACTIONS

In September 2013, the Company entered into a one-year employment agreement with its former director and chief executive officer James Askew. The agreement provided for a one-time issuance of 69,000,000 shares of common stock, $75,000 cash signing bonus, and $35,000 cash compensation per month. Per the agreement, Mr. Askew was paid a $75,000 cash bonus in September 2013, and issued 69,000,000 shares of the Company’s common stock in September 2013. In March 2014, Company entered into an indemnification agreement with Mr. Askew tracking the statutory provisions of the Nevada Statutes and extended the term of the agreement for one year. In September 2015, James Askew’s employment agreement was further amended to extend the term of the agreement to September 30, 2018. During the year ended October 31, 2016, the Company made cash payments and issued Mr. Askew 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016. During the two month period ending December 31, 2016, the Company paid him $105,000 in compensation, $9,000 in bonuses and $38,030 for expense reimbursements. A prepayment of the January 2017 consulting agreement of $35,000 was included in the $105,000 compensation payments.

Mr. Askew, our former chief executive officer and director for over three years, is currently a key consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 9 “Commitments and Contingencies”.

The Company had received unsecured advances during 2013 and prior from a prior director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet.

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

In February 2016, the Company sold the 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Sydson Resources, LP (“Sydson”). During the six months ended June 30, 2017, Sydson and Mr. Mayell paid invoices on behalf of the Company. As of June 30, 2017, the Company owes Sydson $93,464 and Mr. Mayell $1,299 which are reported on the balance sheet as “Accounts payable - related party”.

As of June 30, 2017, the Company has accrued five months of Mr. Askew’s consulting agreement totaling $175,000. This accrual is reported on the balance sheet as “Accrued expenses – related party”.

The Company has $210,000 of compensation accrued to Mr. Mayell and $150,000 to Mr. Connally as of June 30, 2017. Payroll taxes totaling $32,136 related to the accrued compensation has been accrued. These accruals total $392,136 and are reported within “Accrued expenses – related party – long term” on the balance sheet. The due dates for these liabilities are December 31, 2019 as a result of amendments dated March 1, 2017 to the compensation agreements.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 9 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – long term totaling $12,763 on a note related to the acquisition of Sydson assets.

Also discussed in Note 7, Mr. Mayell and JTB Energy LLC have loaned the Company $500,000, plus accrued interest – long term totaling $6,111. JTB Energy LLC is a related party of Mr. Mayell.

NOTE 7 - NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. As of June 30, 2017 the outstanding principal balance was $1,568,355 and is included in “Notes Payable – long term” on the balance sheet. During the outstanding period, the note is convertible at the option of the investor up to $800,000 of the outstanding principal and accrued interest into common shares at $0.04 per share.

The Company had received unsecured advances during 2013 and prior from a prior director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet.

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. The note has been amended effective March 23, 2017 to extend the due date to January 1, 2019 and to charge a fixed rate of 10% interest on the note. The balance of $250,000 is included in “Notes payable-related party” in the long term section of the balance sheet.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions.

During June 2017, the Company received an additional loan of $125,000 from Mr. Mayell and an additional loan of $125,000 from JTB Energy, LLC. Both loans are secured by the $10,000,000 offshore leases, all payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions.

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

Effective March 1, 2017 the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2019. These liabilities are accrued in the financial statements for the six months ended June 30, 2017, however they are now reported as long term on the balance sheet.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the six months ended June 30, 2017 and 2016, and with our audited financial statements and notes thereto for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K (the “2016 Annual Report”) and included in the Company’s Transition Report on Form 10-K for the two months ended December 31, 2016 and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2016 Annual Report and the December 31, 2016 Transition Report.

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

Business Overview

Beginning in September 2013, we changed our business plan to an oil and gas company focused primarily on properties in the Gulf Coast Region. We plan to acquire and manage working and non-working interests in oil and gas projects and properties.

Our business is subject to multiple factors effecting the production of oil and gas, including, but not limited to: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, we may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which we or may have an interest.

Our Current Mineral Interests

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets. The Company recorded approximately $1,000,000 of leasehold interests in connection with this acquisition. See note 4 (“Oil and Gas Properties”) for additional information regarding the acquisition and other mineral interests.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 to GulfSlope for a Farm-in of 100% of the Working Interest down to 5000’ on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate for a 16.8% Working Interest in the Canoe Prospect and the Selectron Prospect. Subject to the negotiation of future definitive agreements with GulfSlope and EnerGulf and financing for the wells being successfully raised by EnerGulf and the Company, it is expected that operations shall commence on these prospects by the end of 2017.

In March 2014, we entered into a farm out letter agreement with GulfSlope, relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement as amended in September 2015, we acquired contractual rights to a 20% Working Interest in six deep sub-salt or side-salt prospects for $10,000,000. We have paid our proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record on the prospects. The Company is discussing participation in the prospects with other parties at this time and, subject to the results of those discussions, hopes to begin drilling operations in late 2017 or early 2018.

2

Business and Acquisition Strategy

Our primary business strategy includes acquiring both operating and non-operating working interests in oil and gas properties throughout the Gulf Coast Region of Louisiana and Texas, including offshore prospects. We will consider acquisitions that serve as a platform for complementary operations. In January 2017, the Company acquired assets from Sydson Energy, Inc. and Sydson Resources.

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

We have incurred losses since our inception and expect to incur losses in future periods. We have relied primarily upon the sale of our equity securities to fund operations to this point in time.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $38,230 and a working capital deficit of $914,990. Our working capital deficit includes $779,591 due to related parties including our management. Our accumulated deficit from inception (March 15, 2010) to June 30, 2017 was $11,307,403. For the six months ended June 30, 2017, our net loss of $2,273,110 was mostly funded by proceeds raised from equity financings and loans from related parties. Consulting expenses of $884,635 are included in the net loss, however shares of stock were issued in connection with these services, not cash. During the six months ended June 30, 2017, our cash position decreased by $286,859 as a result of the partial acquisition of the Bayou Bouillon property, rental payments on the offshore leases and increased general and administrative expenses.

During the six months ended June 30, 2017, we issued 227,800,000 shares of common stock, of which 15,250,000 shares were issued for cash in the amount of $305,000 and 112,550,000 shares were issued for services. A total of 100,000,000 shares were issued as part of the consideration paid for the Sydson asset acquisition.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to (i) drilling the Canoe Prospect and Selectron Prospect, (ii) funding our other farm-out obligations with GulfSlope pursuant to our March 2014 farm-out letter agreement, and (iii) funding our contingent liabilities to Sydson once drilling begins on the properties acquired. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and other conditions outside of our control. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months ended June 30, 2017 compared to the Three months ended June 30, 2016

We earned revenue of $0 and $433 during the three months ended June 30, 2017 and 2016. Included in “Other income” are royalty payments received during the quarter ended June 30, 2017. General and administrative expenses were $642,481 for the three months ended June 30, 2017 compared to $366,450 for the three months ended June 30, 2016. Impairment expenses of $200,000 were recorded during the three months ended June 30, 2016 and none were recorded during the three months ended June 30, 2017. Interest expense was $45,547 during the three months ended June 30, 2016 and $51,788 during the three months ended June 30, 2017.

We had a net loss of $695,513 for the three months ended June 30, 2017, compared to a net loss of $611,564 for the three months ended June 30, 2016. The increase in the net loss was primarily due to the general and administrative expenses related to the new employees and office expenses incurred beginning January 4, 2017.

The basic and diluted loss per share for the three months ended June 30, 2017 and 2016 was $(0.00).

Results of Operations for the Six months ended June 30, 2017 compared to the Six months ended June 30, 2016

We earned revenue of $0 and $6,664 during the six months ended June 30, 2017 and 2016. Included in “Other income” is the write off of the shareholder note payable for $42,324 during the quarter ended March 31, 2017. General and administrative expenses were $2,216,668 for the six months ended June 30, 2017, of which $845,710 were non-cash expenses, compared to $575,337 for the six months ended June 30, 2016. The loss on the sale of securities was $0 for the six months ended June 30, 2017, compared to $218,000 for the six months ended June 30, 2016. Interest expense was $96,208 for the six months ended June 30, 2017, compared to $91,341 for the six months ended June 30, 2016. The increase in interest expense is due to the additional loans during the six months ended June 30, 2017.

3

We had a net loss of $2,273,110 for the six months ended June 30, 2017, compared to $1,078,014 for the six months ended June 30, 2016. The increase in the net loss of $1,195,096 was primarily due to issuance of stock for consulting services totaling $884,635, the payroll and other office expenses the Company incurred beginning January 4, 2017, related to the new employees and office space, and the legal and accounting fees related to the asset acquisition.

The basic and diluted loss per share for the six months ended June 30, 2017 and 2016 was $(0.00).

In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of June 30, 2017.

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

4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.

Date: August 9, 2017	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer

6