Form 10-Q
period 2017-09-30
Texas South Energy, Inc.
filed 2017-11-14
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 333-171064

TEXAS SOUTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0362471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4450 Post Oak Place, Suite 300 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 820-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, ” accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, the registrant’s outstanding common stock consisted of 821,790,670 shares.

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

F-1

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-5

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-6

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$5,866	$325,089
Accounts receivable	3,260	--
Note receivable	--	68,498
Prepaid expenses	45,000	47,927
TOTAL CURRENT ASSETS	54,126	441,514

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped	11,632,786	10,214,004
Furniture, fixtures and equipment	35,556	--
Less: Accumulated depreciation	(5,099)	--
TOTAL PROPERTY AND EQUIPMENT, NET	11,663,243	10,214,004

OTHER ASSETS	8,340	--

TOTAL ASSETS	$11,725,709	$10,655,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$168,718	$77,848
Accounts payable – related party	69,312	--
Accrued expenses	49,691	437,283
Accrued expenses – related party	280,000	--
Accrued interest – related party	20,247	--
Notes payable	15,251	1,700,000
Convertible notes payable – related party	617,000	--
Due to related party	9,828	52,152
TOTAL CURRENT LIABILITIES	1,230,047	2,267,283

LONG TERM LIABILITIES
Convertible notes payable	1,118,355	--
Notes payable – related party	250,000	--
Accrued expenses – related party	668,204	--
Accrued interest	373,141	--
Accrued interest – related party	19,387	--
TOTAL LONG TERM LIABILITIES	2,429,087	--

TOTAL LIABILITIES	3,659,134	2,267,283
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 814,540,670 and 553,490,670 shares of common stock issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	814,540	553,490
Additional paid-in capital	19,307,623	16,869,038
Accumulated deficit	(12,055,588)	(9,034,293)
Total stockholders’ equity	8,066,575	8,388,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,725,709	$10,655,518

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE	$--	$486	$--	$7,150

EXPENSES
Depreciation expense	1,700	--	5,099	--
Impairment expenses	--	--	--	200,000
General and administrative expenses	688,788	201,033	2,905,456	776,370

LOSS FROM OPERATIONS	(690,488)	(200,547)	(2,910,555)	(969,220)

Other income / (expense)
Other income	904	--	44,069	--
Realized loss on sale of investment securities	--	--	--	(218,000)
Interest expense	(58,601)	(245,553)	(154,809)	(336,894)
TOTAL OTHER INCOME/(EXPENSE)	(57,697)	(245,553)	(110,740)	(554,894)

NET LOSS	$(748,185)	$(446,100)	$(3,021,295)	$(1,524,114)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	789,839,583	521,061,322	777,409,351	464,059,557

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,021,295)	$(1,524,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on securities – available for sale	--	218,000
Depreciation expense	5,099	--
Impairment expense	--	200,000
Gain on disposal of debt	(42,324)	--
Common stock paid for rent expense	--	11,000
Stock compensation	884,635	320,000
Non-cash interest	--	650
Changes in operating assets and liabilities:
Change in accounts receivable	(3,260)	--
Change in prepaid expenses	30,543	(9,993)
Change in accounts payable and accrued expenses	(303,544)	(363,875)
Change in current accounts payable and accrued liabilities - related party	369,559	409,324
Change in long term accrued liabilities - related party	668,204	--
Change in long term accrued interest	373,141	--
Change in long term accrued interest - related party	19,387	--
NET CASH USED IN OPERATING ACTIVITIES	(1,019,855)	(739,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	--	50,000
Acquisition of oil and gas properties	(451,619)	(35,729)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(451,619)	14,271

CASH FLOWS FROM FINANCING ACTIVITIES
Oil and gas assets given for debt forgiveness	--	170,000
Proceeds from issuance of notes payable	637,777	153,000
Payments on notes payable	(5,526)	(153,000)
Proceeds from sale of common stock (issued)	520,000	1,312,825
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,152,251	1,482,825

NET INCREASE (DECREASE) IN CASH	(319,223)	758,088

CASH, BEGINNING OF PERIOD	$325,089	$35,556

CASH, END OF PERIOD	$5,866	$793,644

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Noncash activities:
Convert portion of note payable into common stock	$450,000	$--
Issuance of common stock and note payable for assets	$1,095,000	$--
Assignment of note receivable for note payable	$131,645	$--

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Other new pronouncements issued but not effective until after September 30, 2017 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of September 30, 2017 of $12,055,588. The Company will be dependent upon the raising of additional capital through the sale of its existing projects and/or the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

In March 2014, the Company entered into a farmout letter agreement with GulfSlope Energy, Inc. (“GulfSlope”), relating to certain prospects located within 2.2 million acres of 3D seismic licensed and interpreted by GulfSlope. At the time the farmout agreement was entered into, the Company’s chief executive officer and sole director, Mr. Askew, was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. Under the terms of the farmout letter agreement, as amended in September 2015, the Company acquired contractual rights to a 20% working interest in six prospects for aggregate consideration of $10,000,000. In accordance with the agreement, the Company has paid its proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record. The mineral interests are unproved as of September 30, 2017.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 for the right to enter into mutually agreeable future definitive agreements to provide for the participation by the Company in drilling one well on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and one well on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate in the Canoe Prospect and the Selectron Prospect. At this time it is not anticipated that the Company will be able to commence operations on either of these tracts prior to the end of 2017 as negotiations with GulfSlope to extend the expiration of the farmout have been unsuccessful to date. In August 2017, the Company joined GulfSlope to bid on Ship Shoal Block 351 in the Gulf of Mexico. The Company paid $26,400 in August 2017 and an additional $140,589 in October 2017 to acquire a 20% Working Interest in that block and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect. Subsequently the Company has agreed to acquire from GulfSlope a 20% Working Interest in the Quark Prospect located on Eugene Island Block 397 and Green Canyon Block 4. In October 2017 the Company paid $100,000 to GulfSlope and will remit an additional $229,062 on various dates on or before April 1, 2018 for the interest.

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

NOTE 5 - COMMON STOCK

The Company has 950,000,000 shares of common stock authorized with a par value of $0.001. As of September 30, 2017 the Company has 814,540,670 shares of common stock issued and outstanding. During the nine months ended September 30, 2017, the Company sold 26,000,000 shares of stock at a price of $.02 per share for a total of $520,000. The Company issued 112,550,000 shares of stock for services rendered valued between $0.005 and $0.00845, including 65.1 million shares to Mr. Connally and 27 million shares to Mr. Askew. Mr. Mayell was issued 100,000,000 shares in January, 2017 in connection with the asset purchase from Sydson. On September 18, 2017 the Company converted $450,000 of the principal amount of a long-term note payable into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. (see footnote 8 “Convertible notes payable” for additional information)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2016, the Company made cash payments and issued Mr. James Askew (former CEO) 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016. During the two month period ending December 31, 2016, the Company paid him $105,000 in compensation, $9,000 in bonuses and $38,030 for expense reimbursements. A prepayment of the January 2017 consulting agreement of $35,000 was included in the $105,000 compensation payments as of December 31, 2016.

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 10 “Commitments and Contingencies”.

The Company had received unsecured advances prior to 2014 from a former director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet.

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

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Sydson Resources, LP (“Sydson”). During the nine months ended September 30, 2017, Sydson and Mr. Mayell paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017 the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017 the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. As of September 30, 2017, the Company owes Sydson $15,206 and Mr. Mayell $54,106 which are reported on the balance sheet as “Accounts payable - related party”. The note payable balances as of September 30, 2017 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet as “Short term notes payable – related party”. The accrued interest on these notes is $1,635 as of September 30, 2017, $978 payable to Sydson and $657 payable to Mr. Mayell.

As of September 30, 2017, the Company has accrued eight months of Mr. Askew’s consulting agreement totaling $280,000. This accrual is reported on the balance sheet as “Accrued expenses – related party”.

The Company has $315,000 of compensation accrued to Mr. Mayell and $305,000 to Mr. Connally as of September 30, 2017  totaling $620,000. Payroll taxes totaling $48,204 related to the accrued compensation have been accrued. These accruals total $668,204 and are reported within “Accrued expenses – related party – long term” on the balance sheet. The due dates for these liabilities are December 31, 2019 as a result of amendments dated March 1, 2017 to the compensation agreements. The Company has paid Mr. Connally approximately $100,000 for expense reimbursements.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 10 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – long term totaling $19,387 on a note related to the acquisition of Sydson assets.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC have each loaned the Company $250,000, plus accrued interest – short term of $9,305 each. JTB Energy LLC is a related party of Mr. Mayell.

NOTE 7 - NOTES PAYABLE

The Company had received unsecured advances prior to 2014 from a former director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet.

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

The company financed the current year insurance premiums and that note has a balance of $15,251 as of September 30, 2017. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. On September 18, 2017 the Company converted $450,000 of the principal amount of the note into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. As of September 30, 2017 the outstanding principal balance is $1,118,355 and is included in “Notes Payable – long term” on the balance sheet. During the outstanding period, the note is convertible into common shares at $0.04 per share at the option of the investor up to $800,000 of the outstanding principal and accrued interest.

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

During June 2017, the Company received an additional loan of $125,000 from Mr. Mayell and an additional loan of $125,000 from JTB Energy, LLC. Both loans are secured by the $10,000,000 offshore leases, all payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The balance on these loans as of September 30, 2017 is $250,000 payable to Mr. Mayell and $250,000 payable to JTB Energy, LLC.

During August 2017, the Company converted a portion of the accounts payable balances owed to Sydson and Mr. Mayell to note payable agreements, charging interest at 10% per annum. Both Sydson and Mr. Mayell had advanced money to the Company and paid invoices on behalf of the Company, which had been reported as “Accounts payable – related party” on previous balance sheets. The Company converted $70,000 to a note payable to Sydson and $47,000 to a note payable to Mr. Mayell. The remaining balances owed to them will continue to be reported as “Accounts payable – related party”. The notes are reported as “Convertible notes payable – related party” under current liabilities. These notes plus the previously mentioned notes totaling $500,000 equals a total of $617,000 owed to Sydson ($70,000), JTB Energy ($250,000) and Mr. Mayell ($297,000) as of September 30, 2017. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Effective March 1, 2017 the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2019. These liabilities are accrued in the financial statements for the nine months ended September 30, 2017 however they are now reported as long term on the balance sheet.

NOTE 11 - SUBSEQUENT EVENTS

During October and November 2017 Mr. Mayell loaned the Company an additional $270,600.

During October 2017, the Company issued 7,250,000 shares for $145,000 cash, valued at $0.02 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the nine months ended September 30, 2017 and 2016, and with our audited financial statements and notes thereto for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K (the “2016 Annual Report”) and included in the Company’s Transition Report on Form 10-K for the two months ended December 31, 2016 and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2016 Annual Report and the December 31, 2016 Transition Report.

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

In March 2014, we entered into a farmout letter agreement with GulfSlope, relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farmout letter agreement as amended in September 2015, we acquired contractual rights to a 20% Working Interest in six deep sub-salt or side-salt prospects for $10,000,000. We have paid our proportionate share of the net rental costs related to the prospects. GulfSlope is the operator of record on the prospects.

In May 2016, the Company entered into a letter agreement with GulfSlope and paid $400,000 to GulfSlope for a Farm-in of 100% of the Working Interest down to 5000’ on Vermilion Area, South Addition Block 378 (“Canoe Prospect”) and on Vermilion Area South Addition Block 375 (“Selectron Prospect”). In June 2016, EnerGulf Resources Inc. (“EnerGulf”) paid the Company $400,000 to participate for a 16.8% Working Interest in the Canoe Prospect and the Selectron Prospect. At this time it is not anticipated that the Company will be able to commence operations on either of these tracts prior to the end of 2017 as negotiations with GulfSlope to extend the expiration of the farmout have been unsuccessful to date. In August 2017, the Company joined GulfSlope to bid on Ship Shoal Block 351 in the Gulf of Mexico. The Company paid $26,400 in August 2017 and an additional $140,589 in October 2017 to acquire a 20% Working Interest in that block and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect. Subsequently the Company has agreed to acquire from GulfSlope a 20% Working Interest in the Quark Prospect located on Eugene Island Block 397 and Green Canyon Block 4. In October 2017 the Company paid $100,000 to GulfSlope and will remit an additional $229,062 on various dates on or before April 1, 2018 for the interest.

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

The cost of implementing the forgoing programs will depend on what oil and gas interests are identified and available on terms acceptable to us. Even if we identify oil and gas interests that are available, the cost of pursuing and acquiring them could be significant. Our ability to pursue any such opportunities will be dependent on our ability to obtain financings through private equity, debt financings or agreements with joint venture partners. We can provide no assurance that we have the necessary cash available or will be able to successfully obtain the necessary financing or joint venture partners to pursue such opportunities. We have incurred losses since our inception and expect to incur losses in future periods. We have relied primarily upon the sale of our equity securities and related party loans to fund operations to this point in time.

On September 13, 2017 the Company announced that Texas South Energy, Inc. and GulfSlope Energy, Inc. have jointly executed an exclusive letter of intent (LOI) with a large international oil and gas company (the “Partner”) to jointly drill and develop the Farmors oil and gas prospects located offshore Gulf of Mexico. The purpose of the LOI is to facilitate further discussions between the parties on an exclusive basis with respect to the negotiation of the contemplated transaction and is a statement of the present intent of the parties to pursue the contemplated transaction in good faith. The LOI is subject to a number of conditions including completion of additional due diligence, preparation and execution of definitive agreements, and board approvals. The LOI is not binding and there is no certainty that the above mentioned negotiations will mature into any binding agreement between the parties. The final commercial terms in a binding agreement, if ultimately executed, may not be as set forth in the LOI. The principal commercial terms of the farmout are highlighted as follows:

●	Commitment by Partner to drill a minimum of three exploratory wells with the option to participate in additional three-well phases on the same basis;

●	The Partner will earn a 75% working interest in each prospect by (i) paying 90% of the exploratory costs and (ii) making a cash payment of $1.5 million to be split between the Farmors on a 73% / 27% basis;

●	GulfSlope will be the initial Operator of Record and will retain a 20% working interest for the subsalt prospects included in the first phase;

●	Texas South will retain a 5% working interest for the subsalt prospects included in the first phase;

●	The Partner and Farmors will agree to an Area of Mutual Interest;

●	Upon achieving certain milestones, the Partner will have the right to purchase up to 20% of the common stock in each of the Farmors; and

●	Provision for exclusive negotiations between the Partner and Farmors that now expires November 30, 2017, or such later time as they mutually agree.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $5,866 and a working capital deficit of $1,175,921. Our working capital deficit includes $996,387 due to related parties including our management. Our accumulated deficit from inception (March 15, 2010) to September 30, 2017 was $12,055,588. For the nine months ended September 30, 2017, our net loss of $3,021,295 was mostly funded by proceeds raised from equity financings and loans from related parties. Consulting and legal expenses of $884,635 are included in the net loss, however shares of stock were issued in connection with these services, not cash. During the nine months ended September 30, 2017, our cash position decreased by $319,223 as a result of the partial acquisition of the Bayou Bouillon property, rental payments on the offshore leases and increased general and administrative expenses.

During the nine months ended September 30, 2017, we issued 261,050,000 shares of common stock, of which 26,000,000 shares were issued for cash in the amount of $520,000, 112,550,000 shares were issued for services and 22,500,000 shares were issued to convert $450,000 of a note payable. A total of 100,000,000 shares were issued as part of the consideration paid for the Sydson asset acquisition.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to funding our farmout obligations under the offshore LOI and funding our contingent liabilities to Sydson once drilling begins on the properties acquired. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and other conditions outside of our control. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months ended September 30, 2017 compared to the Three months ended September 30, 2016

We earned revenue of $0 and $486 during the three months ended September 30, 2017 and 2016. Included in “Other income” are royalty payments received during the quarter ended September 30, 2017. General and administrative expenses were $688,788 for the three months ended September 30, 2017 compared to $201,033 for the three months ended September 30, 2016. Interest expense was $245,553 during the three months ended September 30, 2016 and $58,601 during the three months ended September 30, 2017.

We had a net loss of $748,185 for the three months ended September 30, 2017, compared to a net loss of $446,100 for the three months ended September 30, 2016. The increase in the net loss was primarily due to the general and administrative expenses related to the new employees and office expenses incurred beginning January 4, 2017.

The basic and diluted loss per share for the three months ended September 30, 2017 and 2016 was $(0.00).

Results of Operations for the Nine months ended September 30, 2017 compared to the Nine months ended September 30, 2016

We earned revenue of $0 and $7,150 during the nine months ended September 30, 2017 and 2016. Included in “Other income” is the write off of the shareholder note payable for $42,324 during the quarter ended March 31, 2017. General and administrative expenses were $2,905,456 for the nine months ended September 30, 2017, of which $884,635 were non-cash expenses, compared to the total general and administrative expenses of $776,370 for the nine months ended September 30, 2016. The loss on the sale of securities was $0 for the nine months ended September 30, 2017, compared to $218,000 for the nine months ended September 30, 2016. Interest expense was $154,809 for the nine months ended September 30, 2017, compared to $336,894 for the nine months ended September 30, 2016. During 2016 the Company recorded interest expense of $200,000 for shares of stock issued related to a note agreement. That interest expense transaction did not occur in 2017, thus the decrease in interest expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

We had a net loss of $3,021,295 for the nine months ended September 30, 2017, compared to a net loss of $1,524,114 for the nine months ended September 30, 2016. The increase in the net loss of $1,497,181 was primarily due to issuance of stock for consulting and legal services totaling $884,635, the payroll and other office expenses the Company incurred beginning January 4, 2017, related to the new employees and office space, and the legal and accounting fees related to the asset acquisition.

The basic and diluted loss per share for the nine months ended September 30, 2017 and 2016 was $(0.00).

In February 2016, the Company sold 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, the Company issued a total of 10,750,000 shares of stock for cash that were not reported on a Current Report on Form 8-K.

On August 10, 2017, the Company issued to a third party investor 10,000,000 shares of common stock for a purchase price of $0.02 per share.

In September 2017, the Company issued an aggregate of 750,000 shares of common stock to an employee and a third party investor at a purchase price of $0.02 per share.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.

Date: November 13, 2017	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer

