Form 10-Q/A
period 2017-06-30
Texas South Energy, Inc.
filed 2018-01-11
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Amendment No. 1

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

(713) 820-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company”) files this Amendment to its Quarterly Report on Form 10-Q for the second quarter of the 2017 calendar year to correct a scriveners error.  In the Company’s original filing, the Company inadvertently checked “Yes” as to whether the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  However, the Company has not been a shell company (as defined in Rule 12b-2 of the Exchange Act) since 2013. This Amendment corrects that error.  The remainder of the Quarterly Report is unchanged.

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

F-1

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-5

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-6

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$38,230	$325,089
Note receivable	--	68,498
Prepaid expenses	6,485	47,927
TOTAL CURRENT ASSETS	44,715	441,514

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped	11,589,176	10,214,004
Furniture, fixtures and equipment	35,556	--
Less: Accumulated depreciation	(3,399)	--
TOTAL PROPERTY AND EQUIPMENT, NET	11,621,333	10,214,004

OTHER ASSETS	8,340	--

TOTAL ASSETS	$11,674,388	$10,655,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$141,479	$77,848
Accounts payable – related party	94,763	--
Accrued expenses	38,635	437,283
Accrued expenses – related party	175,000	--
Notes payable	--	1,700,000
Notes payable – related party	500,000	--
Due to related party	9,828	52,152
TOTAL CURRENT LIABILITIES	959,705	2,267,283

LONG TERM LIABILITIES
Notes payable	1,568,355	--
Notes payable – related party	250,000	--
Accrued expenses – related party	392,136	--
Accrued interest	335,558	--
Accrued interest – related party	18,874	--
TOTAL LONG TERM LIABILITIES	2,564,923	--

TOTAL LIABILITIES	3,524,628	2,267,283
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock 50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock 950,000,000 shares common stock authorized, $0.001 par value, 781,290,670 and 553,490,670 shares of common stock issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	781,290	553,490
Additional paid-in capital	18,675,873	16,869,038
Accumulated deficit	(11,307,403)	(9,034,293)
Total stockholders’ equity	8,149,760	8,388,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,674,388	$10,655,518

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$--	$433	$--	$6,664

EXPENSES
Depreciation expense	1,699	--	3,399	--
Impairment expenses	--	200,000	--	200,000
General and administrative expenses	642,481	366,450	2,216,668	575,337

LOSS FROM OPERATIONS	(644,180)	(566,017)	(2,220,067)	(768,673)

Other income / (expense)
Other income	455	--	43,165	--
Realized loss on sale of investment securities	--	--	--	(218,000)
Interest expense	(51,788)	(45,547)	(96,208)	(91,341)
TOTAL OTHER INCOME/(EXPENSE)	(51,333)	(45,547)	(53,043)	(309,341)

NET LOSS	$(695,513)	$(611,564)	$(2,273,110)	$(1,078,014)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	781,290,670	452,268,143	771,091,222	446,495,478

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,273,110)	$(1,078,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on securities – available for sale	--	218,000
Depreciation expense	3,399	--
Impairment expense	--	200,000
Gain on disposal of debt	(42,324)	--
Common stock paid for rent expense	--	11,000
Stock compensation	884,635	200,000
Non-cash interest	--	650
Changes in operating assets and liabilities:
Change in prepaid expenses	69,058	--
Change in accounts payable and accrued expenses	(341,839)	177,550
Change in current accounts payable and accrued liabilities - related party	269,763	(22,042)
Change in long term accrued liabilities - related party	392,136	--
Change in long term accrued interest	335,558	--
Change in long term accrued interest - related party	18,874	--
NET CASH USED IN OPERATING ACTIVITIES	(683,850)	(292,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities – available for sale	--	50,000
Acquisition of oil and gas properties	(408,009)	--
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(408,009)	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Oil and gas assets given for debt forgiveness	--	170,000
Proceeds from issuance of notes payable	500,000	153,000
Payments on notes payable	--	(153,000)
Proceeds from sale of common stock (issued)	305,000	137,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	805,000	307,500

NET INCREASE (DECREASE) IN CASH	(286,859)	64,644

CASH, BEGINNING OF PERIOD	$325,089	$35,556

CASH, END OF PERIOD	$38,230	$100,200

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Noncash activities:
Issuance of common stock and note payable for assets	$1,095,000	$--
Assignment of note receivable for note payable	$131,645	$--

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

NOTE 7 - NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. As of June 30, 2017 the outstanding principal balance was $1,568,355 and is included in “Notes Payable – long term” on the balance sheet. During the outstanding period, the note is convertible at the option of the investor up to $800,000 of the outstanding principal and accrued interest into common shares at $0.04 per share

The Company had received unsecured advances during 2013 and prior from a prior director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet.

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

4

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

TEXAS SOUTH ENERGY, INC.

Date: January 11, 2018	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer

6