Form 10-Q/A
period 2017-09-30
Texas South Energy, Inc.
filed 2018-01-11
CIK 1506742

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

EXPLANATORY NOTE

Texas South Energy, Inc. (the “Company”) files this Amendment to its Quarterly Report on Form 10-Q for the third quarter of the 2017 calendar year to correct a scriveners error.  In the Company’s original filing, the Company inadvertently checked “Yes” as to whether the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  However, the Company has not been a shell company (as defined in Rule 12b-2 of the Exchange Act) since 2013. This Amendment corrects that error.  The remainder of the Quarterly Report is unchanged.

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

