Form 10-K
period 2017-12-31
Texas South Energy, Inc.
filed 2018-03-28
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

Commission File No. 333-171064

TEXAS SOUTH ENERGY, INC.

(Exact name of the issuer as specified in its charter)

Nevada	99-0362471
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	I.D. No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $4,982,907 on June 30, 2017.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 27, 2018
Common Capital Voting Stock, $0.001 par value per share	867,440,670

Documents incorporated by reference: None

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Texas South Energy,” the “Company,” “we,” “us,” and “our” refer to “Texas South Energy, Inc., and its wholly owned subsidiary Texas South Operating Company, Inc.” the Registrant.

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

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for $10,000,000 paid to date and $304,000 due on or prior to April 1, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that set forth terms and conditions of a farm-out arrangement to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. The shallow prospects were located above 5,100 feet vertical depth on the Vermilion Area, South Addition Block 378 (“Canoe Shallow”) and Vermilion Area, South Addition Block 375 (“Selectron Shallow”, and collectively with Canoe Shallow, “Shallow Prospects”). At that time we owned a 70.7% working interest in the Shallow Prospects with a third party owning a 16.8% working interest for which it paid $400,000 and GulfSlope retaining a 12.5% working interest. Texas South acquired the interest in the two prospects in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells prior to December 31, 2017. The farmout on both prospects from GulfSlope expired by its own terms on December 31, 2017.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the Agreement, the Parties have committed to initially drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In August 2017, the Company acquired a 20% working interest in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect from GulfSlope and in January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope. In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the ”Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. As of December 31, 2017 the Company only owns a 50% working interest in the Sugarberry #6 wellbore, which is not currently productive, at Bayou Bouillon Field as a result of concerns with the presence of H2S in the gas and with difficulties raising funding for our share of the development commitments.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering 2,000 acres or more for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

In connection with the asset acquisition, certain officers and employees of Sydson have become officers, a consultant and employees of the Company, including Michael J. Mayell as chief executive officer, James L. Gunderson as manager of land, Robert F. Goldstein as a geological consultant, and Lecia Alexander as controller. Certain other non-executive employees and consultants of Sydson became at-will employees of the Company. Also at that time, John B. Connally III joined our Company board as chairman.

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

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial capital investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced processing and evaluation software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method able to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, and the porosity and permeability of the formation and rock hardness).

Typically, there is a significant chance that exploratory wells will result in non-producing holes, leaving investors with the cost of leases, overhead, seismic data and a dry well which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that unforeseen treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers, but it is also potentially lucrative.

For any given rate of production and volume of hydrocarbons recovered, oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are often crucial to promote business strategies and avoid the repercussions of disputes that might arise over local business operations. At this time (December 31, 2017), the Company does not have any production or proved oil or gas reserves.

Governmental Regulation

The operator of any oil and gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for materials used in drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of safety, human health and the environment. State and local laws and regulations may affect the prices at which owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their ultimate effect, if any, on the lessee to pay royalties.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require the operator to incur costs to remedy such discharge. In addition, the operator and other working interest owners could incur fines, penalties or significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by the operator or previous owners of the property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, the operator and owners could face actions brought by private parties or citizens groups. There can be no assurance that the forgoing will not increase the cost of production, development, or exploration activities for the operator or otherwise adversely affect the payment of royalties on the property.

Environmental Regulation

The operator of our oil and gas interests (we intend to operate many of our onshore prospects) will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators and owners maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs.

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

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulations. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

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

Competition

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies, many of which possess and employ superior financial resources that allow them to obtain substantially greater technical and personnel resources than ours. Competitors may be able to evaluate and purchase a greater number of mineral rights or royalty interests than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted.

Employees

As of March 27, 2018, the Company has five employees and one consultant.

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

In January 2017, pursuant to the laws of the State of Texas, the Company formed Texas South Operating Company, Inc. as a wholly owned subsidiary of the Company. Texas South Energy, Inc. and Texas South Operating Company, Inc. (collectively, the “Company”) began filing consolidated financial statements effective with the March 31, 2017 filing.

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves as of December 31, 2017, and our planned drilling operations may not yield any oil or gas in commercial quantity or quality.

We have no proved reserves as of December 31, 2017. While, based on available seismic and geological information, we believe the potential presence of oil or gas exists, to date we have not commenced drilling on our prospects. Some of our current prospects may require additional seismic data, including reprocessing and interpretation. Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or gas is found on our prospects, development, facility construction and transportation costs may prevent such prospects from being economically viable. Accordingly, there is no assurance we will ever report proved reserves in our SEC filings.

Areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

As of March 27, 2018, we currently own 12 blocks in nine offshore prospects in the Gulf of Mexico in conjunction with GulfSlope, in water depths between 300’ and 450’. The Company currently owns 20% working interest in seven of the offshore prospects and a 5% working interest in two of the prospects. The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. Additionally, we plan to acquire onshore oil and gas interests in Texas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations may be materially adversely affected and we may be forced to curtail operations.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of March 27, 2018, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar 2018 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future revenues, best-efforts equity offerings, debt offerings or a combination of all.

Of the $6 million of budgeted expenditures in calendar 2018, approximately $2.5 million are expected to cover salaries, consulting and professional services, and required working capital needs.

The proposed expenditures for the calendar year 2018 are subject to change based on the execution of our business plan, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2018. We currently do not anticipate that any drilling activity will commence on any offshore prospects until early third quarter 2018.

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

Our 2017 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated a net loss since inception (March 15, 2010) through December 31, 2017, of $12,876,760. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations (including the exploitation of our contractual rights to working interests in the Gulf of Mexico and our working interests onshore), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for calendar year 2018. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

We commenced our business activity in September 2013 and we intend to engage in the drilling, development, and production of oil and natural gas from our working interests onshore and offshore. As we are a relatively new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by undercapitalized companies in the oil and gas sector. We may never overcome these obstacles. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy in calendar 2018. We will need to raise significant additional funds in order to fully execute our business strategy. Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospects and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our working interests and/or contractual rights to working interests if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2017, we had an accumulated deficit of $12,876,760. We had nominal revenues in 2017 and do not anticipate receiving significant revenues in 2018 unless we are successful in developing economically recoverable oil or gas reserves with respect to certain of our onshore working interests. We expect that our operating expenses will increase in future periods. We expect continued but diminishing losses in 2018.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in Texas and the Gulf of Mexico. Larger companies have the ability to manage their risk by diversification. However, we lack substantial diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was more diversified.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. Recent volatility during the last three years has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a price dipping below $27 in intra-day trading on January 20, 2016. This near-term volatility may affect future prices in 2018 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

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

While we intend to be the operator with respect to our onshore drilling operations, when our offshore prospects proceed to drilling, third parties will act as the operators and control the drilling and operating activities to be conducted on our offshore properties. Therefore, we may have limited control over certain decisions related to activities on our offshore properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Office Space

We lease 4,360 square feet of office space pursuant to a lease that expires in December 2019, with lease obligations at market rate. We own limited office equipment, office furniture, and computer equipment.

Oil and Gas Properties

In March 2014, we entered into a farm out letter agreement with GulfSlope relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered by nine prospects for $10,000,000 paid to date and $304,000 due on or prior to April 1, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that set forth the terms and conditions of a farm-out arrangement to develop the Shallow Prospects. At that time we owned a 70.7% working interest in the Shallow Prospects with a third party owning a 16.8% working interest for which it paid $400,000 and GulfSlope retaining a 12.5% working interest. Texas South acquired the interest in the two prospects in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells prior to December 31, 2017. The farmout on both prospects from GulfSlope expired by its own terms on December 31, 2017.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the agreement, the parties have committed to initially drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In August 2017, the Company acquired a 20% working interest in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect from GulfSlope and in January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope. In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope. Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company.

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

Period	High Bid	Low Bid

October 1, 2017 through December 31, 2017	$0.11	$0.02
July 1, 2017 through September 30, 201	0.03	0.01
April 1, 2017 through June 30, 2017	0.02	0.01
January 1, 2017 through March 31, 2017	0.09	0.02

October 1, 2016 through December 31, 2016	$0.05	$0.02
July 1, 2016 through September 30, 2016	0.08	0.05
April 1, 2016 through June 30, 2016	0.09	0.03
January 1, 2016 through March 31, 2016	0.06	0.04

Holders

The number of record holders of the Company’s common stock, as of March 27, 2018, is approximately 220.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During October 2017, the Company issued 22,500,000 shares in connection with the conversion of $450,000 of indebtedness.

The Company has agreed to issue 1,250,000 shares of common stock to two investors who have purchased these shares at a price of $0.02 per share during January 2018. (Shares are not reflected as outstanding as of March 27, 2018.)

In February 2018, the Company issued 10,000,000 million shares of common stock to a third party for a purchase price of $0.02 per share.

The Company has agreed to issue 8,000,000 shares of common stock to third parties who have purchased these shares at a price of $0.02 per share during March 2018. (Shares are not reflected as outstanding as of March 27, 2018.)

The Company has agreed to issue 3,022,480 shares of common stock to certain employees and a consultant for services rendered through February 2018. (Shares are not reflected as outstanding as of March 27, 2018.)

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

Overview

In March 2014, we entered into a farm out letter agreement with GulfSlope relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered by nine prospects for $10,000,000 paid to date and $304,000 due on or prior to April 1, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that set forth the terms and conditions of a farm-out arrangement to develop the Shallow Prospects. At that time we owned a 70.7% working interest in the Shallow Prospects with a third party owning a 16.8% working interest for which it paid $400,000 and GulfSlope retaining a 12.5% working interest. Texas South acquired the interest in the two prospects in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells prior to December 31, 2017. The farmout on both prospects from GulfSlope expired by its own terms on December 31, 2017.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 with Delek and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the Agreement, the Parties have committed to initially drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In August 2017, the Company acquired a 20% working interest in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect from GulfSlope and in January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope. In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope. Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View during January 2018 in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company.

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

The Company has incurred accumulated losses for the period from inception to December 31, 2017 of approximately $12,876,760. Further losses are anticipated in developing its business. As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2017, the Company had $455 of cash on hand. As of the date of this Annual Report, we will require additional funds for the balance of 2018. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Investment Securities

The Company previously owned investment securities that were composed of GulfSlope common stock, and were classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended December 31, 2016, the Company recorded a realized loss of $218,000 to adjust the investment securities to fair market value. The GulfSlope shares were sold in February 2016 to a third party for $50,000. The Company no longer owns any investment securities.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2017, the Company had net operating loss carryforwards of approximately $9,700,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Common stock has been granted to numerous third parties and employees for services.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2017, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2017 compared to December 31, 2016

We had revenues of $0 and $7,631 during the years ended December 31, 2017 and December 31, 2016. General and administrative expenses were $3,513,294 for the year ended December 31, 2017, compared to $1,316,112 for the year ended December 31, 2016. The increase in general and administrative expenses of approximately $2,200,000 was primarily attributed to an increase in consulting fees, compensation, professional fees, and travel expenses. Consulting expenses in 2017 totaling $884,635 were non cash since stock was issued in exchange for the services rendered. Expenses in 2017 totaling approximately $1,600,000 were not paid in 2017 but were recorded in accrued liabilities or accounts payable as of year end. Interest expense for 2017 totaled $210,277 of which $210,174 was accrued as of year end.

We had a net loss of $3,842,467 for the year ended December 31, 2017, compared to a net loss of $2,111,203 for the year ended December 31, 2016. The increase in net loss of $1,723,633 was due to an increase of approximately $2,200,000 in general and administrative expenses offset by a decrease in interest expense of approximately $170,000, a $200,000 impairment recorded on the mineral interests sold in 2016, and a $218,000 loss realized on the 5 million shares of GulfSlope common stock sold in February 2016.

The basic and diluted loss per share for the years ended December 31, 2017 and December 31, 2016 was $(0.00) each year.

As of December 31, 2017, the Company’s cash balance was $455, compared to a cash balance of $325,089 as of December 31, 2016. As of December 31, 2017, the Company’s assets consisted of cash of $455, prepaid expenses of $29,555, accounts receivable of $3,261 and net property and equipment of $11,811,977. As of December 31, 2016, the Company’s assets consisted of cash of $325,089, prepaid expenses of $47,927, note receivable of $68,498 and undeveloped oil and gas properties of $10,214,004.

Cash flow from Operating Activities

During the year ended December 31, 2017, we used cash of $1,127,982 for operating activities as compared to a use of cash of $1,341,322 during the year ended December 31, 2016. The decrease in cash used for operating activities during the year was primarily due to the increase in the accrual of general and administrative expenses incurred during the year instead of using cash.

Cash flow from Investing Activities

During the year ended December 31, 2017 we used $758,272 to pay leases and acquire oil and gas properties. During the year ended December 31, 2016, we received $50,000 on the sale of the GulfSlope marketable securities and used $63,147 to pay leases on mineral interests.

Cash flow from Financing Activities

During the year ended December 31, 2017, we received $665,000 related to the sale of the Company’s common stock, $837,000 from the proceeds of short term debt and $70,777 from the proceeds of long term debt. The Company made payments on short term debt totaling $11,157 during 2017. During the year ended December 31, 2016 we received $1,542,500 related to the sale of the Company’s common stock, $153,000 from the proceeds of short term debt and oil and gas assets were given for debt forgiveness of $170,000. Cash was used to repay $153,000 of short term debt and we advanced $68,498 on a note receivable during 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $455 and a working capital deficit of $1,687,473. Our net loss of $3,842,467 for the year ended December 31, 2017 was primarily funded by proceeds raised from equity financings and loans from related parties.

As of March 27, 2018, we believe that we have sufficient cash on hand (or expected to be available) to fund near-term operations. We have budgeted required capital expenditures and other operating expenses during calendar year 2018 of approximately $6 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. All of these expenditures will be funded through future best-efforts equity offerings, debt offerings or a combination of both.

Of the $6 million of budgeted expenditures for calendar 2018, approximately $2.5 million are expected to cover salaries, consulting and professional services, and required working capital needs.

The proposed expenditures for the calendar year 2018 are subject to change based on the execution of our business plan, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2018. We currently anticipate offshore drilling activity to commence on or before June 1, 2018. We currently do not anticipate that any drilling activity will commence on any onshore prospects until early third quarter of 2018.

We will need to raise additional funds to cover planned 2018 expenditures, as well as any additional expenditures that we may encounter in future years. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Consolidated Financial Statements

December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Texas South Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas South Energy, Inc. and its wholly owned subsidiary Texas South Operating Company, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. The 2017 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

We have served as the Company’s auditor since October 2013.

Houston, Texas

March 27, 2018

Texas South Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$455	$325,089
Prepaid expenses	29,555	47,927
Accounts receivable, net	3,261	--
Note receivable	--	68,498
TOTAL CURRENT ASSETS	33,271	441,514

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped	11,779,201	10,214,004
Furniture, fixtures and equipment	39,712	--
Less: accumulated depreciation	(6,936)	--
TOTAL PROPERTY AND EQUIPMENT, NET	11,811,977	10,214,004

OTHER ASSETS	8,340	--

TOTAL ASSETS	$11,853,588	$10,655,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$159,512	$77,848
Accounts payable – related party	201,812	--
Accrued expenses	77,279	437,283
Accrued expenses – related party	385,000	--
Accrued interest – related party	40,693	--
Notes payable	9,620	1,700,000
Convertible notes payable – related party	837,000	--
Due to related party	9,828	52,152
TOTAL CURRENT LIABILITIES	1,720,744	2,267,283

LONG TERM LIABILITIES
Convertible notes payable	1,118,355	--
Convertible notes payable – related party	50,000	--
Notes payable – related party	250,000	--
Accrued expenses – related party	894,272	--
Accrued interest	403,636	--
Accrued interest – related party	26,178	--
TOTAL LONG TERM LIABILITIES	2,742,441	--

TOTAL LIABILITIES	4,463,185	2,267,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	--	--
50,000,000 shares preferred stock authorized, none issued and outstanding
Common stock
950,000,000 shares common stock authorized, $0.001 par value, 821,790,670 and 553,490,670 shares of common stock issued and outstanding at December 31, 2017 and December 31, 2016	821,790	553,490
Additional paid-in capital	19,445,373	16,869,038
Accumulated deficit	(12,876,760)	(9,034,293)
Total stockholders’ equity	7,390,403	8,388,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,853,588	$10,655,518

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31, 2017	December 31, 2016

REVENUE	$--	$7,631

EXPENSES
Depreciation expense	6,936	--
Impairment expense	156,082	200,000
General and administrative expense	3,513,294	1,316,112
TOTAL EXPENSES	3,676,312	1,516,112

LOSS FROM OPERATIONS	(3,676,312)	(1,508,481)

OTHER INCOME / (EXPENSE)
Other income	44,122	--
Realized loss on sale of investment securities	--	(218,000)
Interest expense, net	(210,277)	(384,722)
TOTAL OTHER INCOME / (EXPENSE)	(166,155)	(602,722)

NET LOSS	$(3,842,467)	$(2,111,203)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	786,768,478	484,199,345

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Additional Paid-in Capital Shares to	Accumulated Other Comprehensive	Accumulated
	Number of Shares	Amount	Capital	be Issued	Income	Deficit	Total

Balance, December 31, 2015	427,865,670	427,865	14,480,646	100,000	(81,000)	(6,923,090)	8,004,421

Imputed interest	--	--	1,517	--	--	--	1,517
Stock issued for cash	82,125,000	82,125	1,560,375	(100,000)	--	--	1,542,500
Stock issued for services	16,000,000	16,000	304,000	--	--	--	320,000
Stock issued for accrued compensation	14,000,000	14,000	266,000	--	--	--	280,000
Stock issued to extinguish other debt	13,500,000	13,500	256,500	--	--	--	270,000
Securities available for sale – marked to fair value	--	--	--	--	(73,500)	--	(73,500)
Securities sold	--	--	--	--	154,500	--	154,500
Net loss for the year ended December 31, 2016	--	--	--	--	--	(2,111,203)	(2,111,203)

Balance, December 31, 2016	553,490,670	553,490	16,869,038	--	-	(9,034,293)	8,388,235

Stock issued for cash	33,250,000	33,250	631,750	--	--	--	665,000
Stock issued for services	112,550,000	112,550	772,085	--	--	--	884,635
Stock issued for Sydson acquisition	100,000,000	100,000	745,000	--	--	--	845,000
Stock issued to extinguish other debt	22,500,000	22,500	427,500	--	--	--	450,000
Net loss for the year ended December 31, 2017	--	--	--	--	--	(3,842,467)	(3,842,467)
Balance, December 31, 2017	821,790,670	$821,790	$19,445,373	$--	$--	$(12,876,760)	$7,390,403

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
Net loss	$(3,842,467)	$(2,111,203)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on securities	--	218,000
Impairment expense	156,082	200,000
Non-cash interest	--	1,517
Depreciation	6,936	--
Gain on disposal of debt	(42,324)	--
Common stock paid for interest expense	--	200,000
Stock compensation	884,635	120,000
Changes in operating assets and liabilities:
Change in accounts receivable	(3,261)	--
Change in prepaid expenses	45,988	(47,927)
Change in accounts payable and accrued expenses	118,474	324,396
Change in accounts payable and accrued expenses – related party	1,547,955	(246,105)
NET CASH USED IN OPERATING ACTIVITIES	(1,127,982)	(1,341,322)

Sale of marketable securities	--	50,000
Purchase of equipment	(4,156)	--
Acquisition of oil and gas properties	(754,116)	(63,147)
NET CASH USED IN INVESTING ACTIVITIES	(758,272)	(13,147)

Proceeds from issuance of notes payable	70,777	153,000
Repayment of notes payable	(11,157)	(153,000)
Proceeds from issuance of notes payable – related party	837,000	--
Oil and gas assets given for debt forgiveness	--	170,000
Issuance of demand promissory note receivable	--	(68,498)
Proceeds from sale of common stock (issued)	665,000	1,542,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,561,620	1,644,002

NET INCREASE/(DECREASE) IN CASH	(324,634)	289,533

CASH, BEGINNING OF PERIOD	325,089	35,556

CASH, END OF PERIOD	$455	$325,089

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Non-cash activity:
Convert portion of note payable into common stock	$450,000	$--
Issuance of common stock and notes payable for assets	$1,095,000	$--
Assignment of note receivable for note payable	$131,645	$--

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company is engaged in the oil and gas business, generating or acquiring oil and gas projects, drilling and operating the wells and producing the oil and gas reserves.

On January 11, 2017, pursuant to the laws of the State of Texas, the Company formed Texas South Operating Company, Inc. as a wholly owned subsidiary of the Company. Texas South Energy, Inc. and Texas South Operating Company, Inc. (collectively, the “Company”) now file consolidated financial statements effective with the March 31, 2017 filing. The consolidated financial statements reflect our accounts after elimination of all significant intercompany transactions and balances.

While the Company had previously established a fiscal year end of October 31, on March 3, 2017 the Company adopted a year end of December 31. A transition 10-K was filed for the period November 2016 through December 2016 to report the change in our year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for financial information. Intercompany accounts and transactions are eliminated. The accompanying audited consolidated financial statements have been prepared on the same basis as the audited financial statements for the transition report ended December 31, 2016. The exception being that the 2016 financial statements were not consolidated with Texas South Operating Company, Inc. since the Company had not yet been organized.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2016 Annual Report or the transition report for the two months ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2017, the Company had net operating loss carryforwards of approximately $9,700,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Common stock has been granted to employees and third parties for services rendered (see Note 5 – Common Stock).

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2017, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights.

Investment Securities

The Company previously owned investment securities composed of 5 million shares of GulfSlope common stock, which were classified as “available-for-sale”. Available-for-sale securities are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense. During the year ended December 31, 2016, the Company recorded a realized loss of $218,000 to adjust the investment securities to fair market value. In February 2016, the GulfSlope shares were sold to a third party for $50,000. The Company no longer owns any investment securities.

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

In September 2015, FASB issued an accounting standards update for “Business Combinations”, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this new guidance prospectively in the first quarter of 2016.

Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated losses as of December 31, 2017, of $12,876,760. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – PROPERTY & EQUIPMENT

The Company has $11,779,201 of undeveloped oil and gas properties. The majority of the assets are offshore leases in the Gulf of Mexico. Included are onshore properties which were acquired during the Sydson acquisition.

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

At December 31, 2017, the properties were evaluated  for impairment and the Company recorded $156,082 to impairment expense.

The Company has $39,712 of furniture and fixtures, software and equipment. The majority of the assets were acquired during the Sydson acquisition in January 2017. The accumulated depreciation as of December 31, 2017 is $6,936. Depreciation is being recorded using the straight line method of depreciation.

NOTE 5 – COMMON STOCK

The Company has 950,000,000 shares of common stock authorized with a par value of $0.001. As of December 31, 2017 the Company has 821,790,670 shares of common stock issued and outstanding. During the year ended December 31, 2017, the Company sold 33,250,000 shares of stock at a price of $.02 per share for a total of $665,000, and issued 22,500,000 shares of common stock upon conversion of $450,000 of convertible debt. The Company issued 112,550,000 shares of stock for services rendered valued between $0.005 and $0.00845, including 65.1 million shares to Mr. Connally and 27 million shares to Mr. Askew. Mr. Mayell was issued 100,000,000 shares in January, 2017 in connection with the asset purchase from Sydson.

As of December 31, 2017, the Company has not granted any stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

 During the year ended December 31, 2016, the Company made cash payments and issued Mr. James Askew (former CEO) 14 million shares of common stock in exchange for $280,000 of the accrued compensation. Additionally, in accordance with the employment agreement, the Company paid Mr. Askew $420,000 for compensation and a $50,000 bonus for the fiscal year ended October 31, 2016. During the two month period ending December 31, 2016, the Company paid him $105,000 in compensation, $9,000 in bonuses and $38,030 for expense reimbursements. A prepayment of the January 2017 consulting agreement of $35,000 was included in the $105,000 compensation payments as of December 31, 2016.

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 12 “Commitments and Contingencies”. As of December 31, 2017, the Company has accrued eleven months of Mr. Askew’s consulting agreement totaling $385,000. This accrual is reported on the balance sheet as “Accrued expenses – related party”.

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

In March 2014, the Company acquired 5,000,000 shares of restricted GulfSlope common stock from the Company’s former sole officer and director James Askew for a purchase price of $268,000. At the time of the acquisition, Mr. Askew was also a director of GulfSlope. Mr. Askew resigned as a director of GulfSlope effective March 27, 2014. During the year ended December 31, 2016, the Company recorded an unrealized loss of $185,000 to adjust the investment securities to fair market value. In February 2016, the Company sold the 5,000,000 shares of GulfSlope common stock with a cost value of $268,000 for cash proceeds of $50,000 and recorded a realized loss of $218,000.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). During the year ended December 31, 2017, Sydson and Mr. Mayell paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017 the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017 the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. As of December 31, 2017, the Company owes Sydson $42,759 and Mr. Mayell $159,053 which are reported on the balance sheet as “Accounts payable - related party” for a total of $201,812. The note payable balances as of December 31, 2017 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet under current liabilities as “Convertible notes payable – related party”. The accrued interest on these notes is $4,560 as of December 31, 2017, $2,728 payable to Sydson and $1,832 payable to Mr. Mayell.

The Company has $420,000 of compensation accrued to Mr. Mayell and $410,000 to Mr. Connally as of December 31, 2017 totaling $830,000. Payroll taxes totaling $64,272 related to the accrued compensation have been accrued. These accruals total $894,272 and are reported within “Accrued expenses – related party” as long term liabilities on the balance sheet. The due dates for these liabilities are December 31, 2019 as a result of amendments dated March 1, 2017 to the compensation agreements. The Company has paid Mr. Connally approximately $100,000 for expense reimbursements.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 10 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – long term totaling $26,178 on a note related to the acquisition of Sydson assets.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. Interest expense of $15,556 to each has been accrued as of December 31, 2017. JTB Energy LLC is a related party of Mr. Mayell.

Also discussed in Note 8, Mr. Mayell loaned the Company a total of $220,000 during October 2017. The accrued interest on these notes payable total $5,022 as of December 31, 2017.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under long term liabilities on the balance sheet.

NOTE 7 – NOTES PAYABLE

The Company had received unsecured advances prior to 2014 from a former director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 is recorded within the ‘Due to related party’ line on the balance sheet as a current liability.

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

The company financed the current year insurance premiums and that note has a balance of $9,620 as of December 31, 2017. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. On September 18, 2017 the Company converted $450,000 of the principal amount of the note into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. As of December 31, 2017 the outstanding principal balance is $1,118,355 and is reported as “Convertible Notes Payable” under long term liabilities on the balance sheet. Subsequent to yearend the Company converted an additional $400,000 of the principal balance into 15,000,000 shares of the Company’s common stock. The principal balance of $200,000 was converted at a conversion price of $0.02 and the principal balance of $200,000 was converted at a conversion price of $0.04. The amended note agreement now states that the note is convertible into common shares at $0.04 per share at the option of the investor up to $600,000 of the outstanding principal and accrued interest. The due date of the note payable was also extended to January 1, 2020.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During June 2017, the Company received an additional loan of $125,000 from Mr. Mayell and an additional loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, all payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During August 2017, the Company converted a portion of the accounts payable balances owed to Sydson and Mr. Mayell to note payable agreements, charging interest at 10% per annum. Both Sydson and Mr. Mayell had advanced money to the Company and paid invoices on behalf of the Company, which had previously been reported as “Accounts payable – related party”. The Company converted $70,000 into a note payable to Sydson and $47,000 into a note payable to Mr. Mayell. The remaining balances owed to them will continue to be reported as “Accounts payable – related party”. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During October 2017, the Company received loans of $170,000 and $50,000 from Mr. Mayell. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions and are reported as “Convertible notes payable – related party under current liabilities.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under long term liabilities on the balance sheet.

NOTE 9 – NOTES RECEIVABLE

In October 2016, the Company loaned the principal amount of $47,138 to a third party under an interest free, demand promissory note agreement for the purpose of travel expenses and rentals. Subsequent to October 2016, the note was further increased to $68,498 as of December 31, 2016. During March 2017, the note was further increased to $131,645 and then assigned to an investor as a reduction in the note payable balance leaving a notes receivable balance of zero as of December 31, 2017. See note 8 for further information.

NOTE 10 – INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

	December 31, 2017	December 31, 2016
Federal income tax benefit at the statutory rate:
Net loss	$(693,000)	$(715,000)
Effect of rate change	715,000	—
Change in valuation allowance	(22,000)	715,000
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
Deferred tax attributed:
Net operating loss carryover	$3,300,000	$2,041,000
Effect of rate change	(2,607,000)	—
Less: valuation allowance	(693,000)	(2,041,000)
Net deferred tax asset	$—	$—

At December 31, 2017, the Company had an unused net operating loss carryforward approximating $9,700,000 that is available to offset future taxable income; the loss carryforward will start to expire in 2028. The Company’s tax returns are open to audit under the statute of limitations for the years ending 2014 through 2016 for federal tax purposes.

Effect of New Federal Tax Reform Legislation

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $7,947,029 and a corresponding reduction in the valuation allowance.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

See Note 6 for a discussion of Mr. Askew’s employment agreement and the Company’s financial obligations with respect thereto. Mr. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that began on January 5, 2017 and terminates on December 31, 2020, and such term shall be extended for an additional one-year period upon December 31 of each calendar year, provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance.

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that began on January 5, 2017 and terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance.

The Company entered into an employment agreement with Mr. Mayell on January 4, 2017 that terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance.

Effective March 1, 2017 the above mentioned employment agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2020. These liabilities are accrued in the financial statements for the year ended December 31, 2017 however they are now reported as long term on the balance sheet.

NOTE 13 – SUBSEQUENT EVENTS

On January 12, 2018 the Company converted $400,000 of the principal amount of a long-term note payable into 15,000,000 shares of the Company’s common stock at a conversion price of $200,000 principal amount at $0.02 per share and $200,000 principal amount at $0.04 per share. (See footnote 8 “Convertible notes payable” for additional information.)

During January 2018 Mr. Mayell loaned the Company $7,250 which is recorded as accounts payable.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the agreement, the parties have committed to initially drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In August 2017, the Company acquired a 20% working interest in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect from GulfSlope and in January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope. In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope. Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company.

During January 1, 2018 through March 27, 2018 the Company sold an aggregate of 19,900,000 shares of common stock for $398,000 at a purchase price of $0.02 per share.

During January 2018, the Company issued 20,000,000 shares of common stock to Hi-View for consulting services provided pursuant to the Advisory Agreement dated October 25, 2017. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”).

During February and March 2018 the Company sold interests in the Wilinda prospect located in Texas. The Company’s share of the proceeds totaled $251,250. Leases are being acquired and the Company hopes to begin drilling in late 2018.

On March 15, 2018, the Company issued an aggregate of 3,022,480 shares to certain employees and a consultant for services rendered.

During January 1, 2018 through March 27, 2018 the Company paid Mr. Mayell $80,000 of the accounts payable balance owed to him as of December 31, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer and directors as of March 27, 2018, and their respective ages, position and biographical information are set forth below.

Name	Age	Title
Michael J. Mayell	70	Chief Executive Officer, Chief Financial Officer and Director
John B. Connally, III	71	Chairman of the Board

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

Mr. Connally presently serves as chairman of the Texas Lt. Governor’s Energy Advisory Board. Mr. Connally was a founding shareholder of Texas South and GulfSlope Energy, Inc., and a founding director of Nuevo Energy, Inc, Endeavor International Corp, Pure Energy Group (where he also served as chief executive officer), and Pure Gas Partners. Mr. Connally was a law partner with Baker Botts, and received both his Bachelor of Arts and JD from the University of Texas. Mr. Connally has been involved in private business endeavors for over the last five years.

Key Employees and Consultants

Key employees and consultants as of March 27, 2018 are:

Mr. Gunderson, Land Manager, has held land positions with public and independent producers including Chevron, Murphy, Cities, Ladd and Meridian Resources. Mr. Gunderson has been with Sydson since 2009. Mr. Gunderson received a BBA degree in petroleum land management from the University of Oklahoma

Mrs. Alexander, Controller, began her career in accounting with Arthur Andersen before moving into corporate accounting in 1985. She later opened her consulting practice focusing on the healthcare and oil and gas industries and has been Sydson’s lead accountant since 2010. Mrs. Alexander received her Bachelor in Accountancy degree from the University of Mississippi in 1980.

Mr. Goldstein, Geologist, has served as a consultant to Sydson for over 10 years and has over 40 years of experience in Gulf Coast geology interpretation. Mr. Goldstein has served as a geologist with Amerada Hess, Houston Oil and Minerals and Meridian Resources. Mr. Goldstein received his Bachelor of Arts – Geology degree from Rutgers University and received his Master’s degree in Geology from Florida State University.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders and the Company did not hold an annual meeting during the years ended December 31, 2017 and 2016. The Board of Directors did not hold any meetings and acted by written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to the twelve months ended December 31, 2017 except as set forth below. Mr. Mayell was late in filing a Form 4 (subsequently filed on March 22, 2018) reflecting the following acquisition of shares of common stock: (i) in April 2017 Mr. Mayell and an affiliate loaned the Company $250,000, payable on demand, convertible into 12,500,000 shares of Company common stock; (ii) on June 23, 2017, Mr. Mayell and an affiliate loaned the Company $250,000, payable on demand, convertible into 12,500,000 shares of Company common stock; (iii) on August 11, 2017, Mr. Mayell and an affiliate loaned the Company $117,000, payable on demand, convertible into 5,850,000 shares of Company common stock; (iv) in October 2017, Mr. Mayell loaned the Company an aggregate of $220,000, payable on demand, convertible into 11,000,000 shares of Company common stock; and (v) on January 28, 2018, an affiliate of Mr. Mayell acquired 500,000 shares of Company common stock at a purchase price of $0.02 per share.  Mr. Connally was late in filing a Form 4 (subsequently filed on March 23, 2018) reflecting the following gifts of shares of common stock: (i) in May 2017, Mr. Connally gifted 20,000,000 shares of common stock to a third party; and (ii) in September 2017, Mr. Connally gifted 20,000,000 shares of common stock to third parties.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following table contains compensation data for our named executive officers as of the years ended December 31, 2017 and 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards		All Other Compensation		Total

Michael J. Mayell, CEO *	2017	$420,000	$--		$—		$—		$—	$420,000
John B. Connally III, Chairman of the Board *	2017	$420,000		$		$		$		$420,000
James Askew, former CEO	2016	$420,000	$59,000		$—		$—		$—	$479,000

*	Mr. Mayell’s and Mr. Connally’s salaries for 2017 have not been paid, but were accrued during the year.

Employment and Consulting Arrangements

The Company entered into an employment agreement with Mr. Mayell that terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance. In March 2017, the due dates of the compensation payments were extended to the end of the term.

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance. In March 2017, the due dates of the compensation payments were extended to the end of the term.

Mr. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that terminates on December 31, 2020, and such term shall be extended for an additional one-year period upon December 31 of each calendar year, provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance.

In January 2017, the Company entered into a two-year agreement with Ernest Miller to provide financial consulting services to the Company for up to 20 hours per month pursuant to which the Company paid Mr. Miller 5 million shares of Company common stock.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the twelve months ended December 31, 2017.

Outstanding Equity Awards at Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2017.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During the years ended 2017 and 2016, the director of the Company was not compensated for his services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of March 27, 2018, there were 867,440,670 shares of common stock deemed issued and outstanding.

Unless otherwise stated, beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or group of persons, the number of shares beneficially owned by such person or group of persons is deemed to include the number of shares beneficially owned by such person or the members of such group by reason of such acquisition rights, and the total number of shares outstanding is also deemed to include such shares (but not shares subject to similar acquisition rights held by any other person or group) for purposes of that calculation. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for each of the beneficial owners is the Company’s address, except footnoted below.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned

Named Executive Officers and Directors:
Michael J. Mayell	143,350,000	(1)	15.77%
John B. Connally III	61,000,000		7.03%
All directors & executive officers as a group (2 persons)	204,350,000		22.47%
5% or Greater Shareholders

Desertaire Enterprises, LP(2)	60,000,000	(3)	6.90%

James M. Askew	101,000,000		11.64%

(1)	Comprised of (i) 101,500,000 shares of common stock issued and outstanding, and (ii) 41,850,000 shares of common stock issuable upon conversion of outstanding indebtedness.
(2)	Address is 3 Strawberry Canyon, The Woodlands, TX 77382.
(3)	Comprised of (i) 57,500,000 shares of common stock issued and outstanding, and (ii) 2,500,000 shares of common stock issuable upon conversion of outstanding indebtedness.

Description of Capital Stock

We are authorized to issue 950,000,000 shares of common stock, par value $0.001, of which 867,440,670 shares are issued and outstanding as of March 27, 2018. We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

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

In November and December 2016, the Company paid aggregate bonuses to Mr. Connally in the amount of $144,000 and consulting fees of $20,000. Mr. Connally was paid aggregate consulting fees of $120,000 per year for fiscal years 2015 and 2016 and a bonus of $5,000 during fiscal year 2016. During 2017 the Company reimbursed Mr. Connally approximately $100,000 for expenses incurred on behalf of the Company.

During the year ended December 31, 2016, the Company’s former chief executive officer and sole director James Askew paid numerous vendors on behalf of the Company. The Company accrued the amount owed to Mr. Askew and as of December 31, 2017 and 2016 this balance was zero since he had been reimbursed for all amounts owed.

During the fiscal year ended 2013, Roxana Gloria Candela Calixto, a prior director, advanced the Company a total of $52,152. The amount of $42,324 was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The balance of $9,828 remains at December 31, 2017.

Members of the Company’s legal counsel, Thomas C. Pritchard, P.C., own an aggregate of 4.5 million shares of common stock, issued for nominal consideration.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, LBB & Associates Ltd., LLP, during the years ended December 31, 2017 and 2016.

	2017	2016

Total audit fees	$65,250	$67,950

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
4.1	Common Stock Specimen incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.1*	Employment Agreement, by and between the Company and James M. Askew incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.2	Consulting Agreement by and between the Company and John Connally incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.5	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 21, 2014.
10.6	Note Agreement, as amended, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 21, 2014.
10.7	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014.
10.8	Indemnification Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 21, 2014.
10.9	Amendment No. 2 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 21, 2014
10.10	Amendment to Consulting Agreement by and between the Company and John Connally, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.11 (1)	Purchase Agreement by and between the Company and Littleton E. Walker dated February 18, 2016.
10.12 (1)	Amendment of $1,100,000 Note to Extend Maturity.
10.13	Asset Purchase Agreement by and among Texas South Energy, Inc., Sydson Resources, L.P., and Sydson Energy, Inc., dated January 4, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 10, 2017
10.14*	Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 10, 2017.
10.15*	Consulting Agreement by and between the Company and James M. Askew dated January 5, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 10, 2017.
10.16*	Employment Agreement by and between the Company and John B. Connally, III dated January 5, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 10, 2017.
10.17	Participation Agreement by and between the Company and Delek GOM Investments, LLC, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 12, 2018.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed February 13, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (1)

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

Item 16: Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date:	March 27, 2018	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer, President, and Director

