Form 10-Q
period 2018-03-31
Texas South Energy, Inc.
filed 2018-05-14
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 333-171064

TEXAS SOUTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0362471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 Post Oak Place, Suite 300 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2018, the registrant’s outstanding common stock consisted of 890,463,150 shares.

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

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2017.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s annual report for the year ended December 31, 2017 (the “2017 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2017 Annual Report.

1

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$748,826	$455
Accounts receivable, net	3,261	3,261
Prepaid expenses	44,013	29,555
TOTAL CURRENT ASSETS	796,100	33,271

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped, net	11,819,912	11,779,201
Furniture, fixtures and equipment	39,712	39,712
Less: Accumulated depreciation	(8,843)	(6,936)
TOTAL PROPERTY AND EQUIPMENT, NET	11,850,781	11,811,977

OTHER ASSETS	8,340	8,340

TOTAL ASSETS	$12,655,221	$11,853,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$174,861	$159,512
Accounts payable – related party	201,387	201,812
Accrued expenses	50,832	77,279
Advances from joint interest owners	251,250	--
Accrued expenses – related party	490,000	385,000
Accrued interest – related party	96,544	40,693
Notes payable	3,883	9,620
Notes payable – related party	250,000	--
Convertible notes payable – related party	887,000	837,000
Due to related party	--	9,828
TOTAL CURRENT LIABILITIES	2,405,757	1,720,744

LONG TERM LIABILITIES
Convertible notes payable	718,355	1,118,355
Convertible notes payable – related party	--	50,000
Notes payable – related party	--	250,000
Accrued expenses	1,120,340	894,272
Accrued interest – related party	--	26,178
Accrued interest	420,242	403,636
TOTAL LONG TERM LIABILITIES	2,258,937	2,742,441

TOTAL LIABILITIES	4,664,694	4,463,185

STOCKHOLDERS’ EQUITY
Preferred stock 50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock 950,000,000 shares common stock authorized, $0.001 par value, 867,440,670 and 821,790,670 shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	867,440	821,790
Additional paid-in capital-shares to be issued	224,610	--
Additional paid-in capital	20,412,723	19,445,373
Accumulated deficit	(13,514,246)	(12,876,760)
Total stockholders’ equity	7,990,527	7,390,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,655,221	$11,853,588

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

REVENUE	$--	$--

EXPENSES
Depreciation expense	1,907	1,700
General and administrative expense	597,427	1,574,188

LOSS FROM OPERATIONS	(599,334)	(1,575,888)

OTHER INCOME (EXPENSE)
Other income	10,230	42,710
Interest expense	(48,382)	(44,419)
TOTAL OTHER INCOME (EXPENSE)	(38,152)	(1,709)

NET LOSS	$(637,486)	$(1,577,597)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	859,137,337	668,017,519

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(637,486)	$(1,577,597)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,907	1,700
Common stock awarded to employees in lieu of cash compensation	39,610	--
Gain on disposal of debt	(9,828)	(42,324)
Stock compensation	--	884,635
Changes in operating assets and liabilities:
Change in prepaid expenses	(14,458)	60,796
Change in accounts payable and accrued expenses	(11,098)	39,341
Change in current accrued liabilities - related party	160,426	172,838
Change in long term accrued liabilities	226,068	166,068
Change in long term accrued interest	16,606	38,015
Change in long term accrued interest - related party	(26,178)	6,302
NET CASH USED IN OPERATING ACTIVITIES	(254,431)	(250,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from participation agreement	485,000	--
Acquisition of oil and gas properties	(125,711)	(325,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	359,289	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term debt	(5,737)	--
Advances from joint interest owners	251,250	--
Proceeds from sale of common stock (issued)	213,000	305,000
Proceeds from sale of common stock (to be issued)	185,000	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	643,513	305,000

NET INCREASE (DECREASE) IN CASH	748,371	(270,226)

CASH, BEGINNING OF PERIOD	$455	$325,089

CASH, END OF PERIOD	$748,826	$54,863

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Noncash activities:
Issuance of common stock for assets	$400,000	$--
Conversion of note payable into common stock	$400,000	$--
Issuance of common stock and note payable for assets	$--	$1,101,822

The accompanying notes are an integral part of these consolidated financial statements

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Texas South Energy, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on March 15, 2010. The Company is engaged in the oil and gas business.

In January 2017, The Company formed Texas South Operating Company, Inc as a wholly owned subsidiary of the Company. It was incorporated pursuant to the laws of the State of Texas on January 11, 2017.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Intercompany accounts and transactions are eliminated. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2017.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s annual report for the year ended December 31, 2017 (the “2017 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited consolidated financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2017 Annual Report.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company is operating at a loss, it has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued its final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company had limited revenue, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In September 2015, FASB issued an accounting standards update for “Business Combinations,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this new guidance prospectively in the first quarter of 2016.

Other new pronouncements issued but not effective until after March 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of March 31, 2018, of $13,514,246. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for $10,000,000 paid to date and $304,062 paid in April 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that set forth terms and conditions of a farm-out arrangement to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. The shallow prospects were located above 5,100 feet vertical depth on the Vermilion Area, South Addition Block 378 (“Canoe Shallow”) and Vermilion Area, South Addition Block 375 (“Selectron Shallow”, and collectively with Canoe Shallow, “Shallow Prospects”). At that time we owned a 70.7% working interest in the Shallow Prospects with a third party owning a 16.8% working interest for which it paid $400,000 and GulfSlope retaining a 12.5% working interest. Texas South acquired the interest in the two prospects in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells prior to December 31, 2017. The farmout on both prospects from GulfSlope expired on December 31, 2017.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its deep level Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. At March 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases in the two Phase I prospects to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the ”Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company. Delek funded the first $405,000 payment during March 2018.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. As of March 31, 2018 the Company only owns a 50% working interest in the Sugarberry #6 wellbore, which is not currently productive, at Bayou Bouillon Field as a result of concerns with the presence of H2S in the gas and with difficulties raising funds for our share of the development commitments.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering 2,000 acres or more for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We expect to begin drilling operations on the first well during the third quarter of 2018.

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell valued at $845,000 and (ii) $250,000 through a promissory note originally due March 5, 2017, but was amended to January 1, 2019.

In conjunction with the acquisition, the Company agreed to pay $1,250,000 of Sydson’s future development costs attributable to its retained working interests in the oil and gas prospects conveyed to the Company;  carried interests to casing point for Sydson’s working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, and one prospect under negotiation to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects.

The purchase price of this asset acquisition is summarized below:

Furniture & Fixtures, Software, Equipment	$35,556
Deposit – office rent	8,340
Prepaid expenses	27,616
Note Payable – insurance	(6,822)
Leasehold rights	1,030,310
Total purchase price	$1,095,000

NOTE 5 - COMMON STOCK

The Company had 950,000,000 shares of common stock authorized with a par value of $0.001, however during April 2018 the holders of a majority of the issued and outstanding shares of common stock consented to action via written consent to adopt an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 950,000,000 to 1,350,000,000. The Company filed a Schedule 14C information statement with the Securities and Exchange Commission and mailed a copy to each holder of common stock of record disclosing this consent to take action without a shareholders’ meeting. The amendment will become effective after (i) 20 days from the mailing of the information statement to the common stock holders of record (May 15, 2018) and (ii) once it is filed with the Nevada Secretary of State.

As of March 31, 2018 the Company had 867,440,670 shares of common stock issued and outstanding. During the three months ended March 31, 2018 the Company sold 19,900,000 shares of stock at a price of $.02 per share for a total of $398,000. A total of 10,650,000 shares were issued during the first quarter and the remaining 9,250,000 shares were issued during the second quarter of 2018. During the three months ended March 31, 2018 the Company issued 20,000,000 shares in exchange for lease brokerage fees and issued 15,000,000 shares in exchange for the conversion of $400,000 of debt.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 10 “Commitments and Contingencies”. As of March 31, 2018, the Company has accrued $490,000 for Mr. Askew’s consulting expenses. This accrual is reported on the balance sheet under current liabilities as “Accrued expenses – related party”.

The Company had received unsecured advances prior to 2014 from a former director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 was written off during the quarter ended March 31, 2018, leaving a zero balance reported as ‘Due to related party’ on the balance sheet.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). Since the Sydson acquisition on January 4, 2017, Sydson and Mr. Mayell have paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017 the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017 the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. During the three months ended March 31, 2018 the Company has paid Mr. Mayell a total of $95,000 toward the outstanding accounts payable balance. As of March 31, 2018, the Company owes Sydson $41,212 and Mr. Mayell $73,331 which are reported on the balance sheet as “Accounts payable - related party”. The note payable balances as of March 31, 2018 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet under current liabilities as “Convertible notes payable – related party”. The accrued interest on these notes as of March 31, 2018 is $4,478 payable to Sydson and $3,007 payable to Mr. Mayell.

During the quarter ended March 31, 2018 the Company sold interests in some prospects to several investors, of which the Company owes Sydson Resources, LP its 25% share of the proceeds. Sydson’s share totaled $83,750 and is reported as “Accounts payable-related party”.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 10 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – short term totaling $33,140 on a note related to the acquisition of Sydson assets.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. Interest expense of $21,806 to each has been accrued as of March 31, 2018. JTB Energy LLC is a related party of Mr. Mayell.

Also discussed in Note 8, Mr. Mayell loaned the Company a total of $220,000 during October 2017. The accrued interest on these notes payable total $10,522 as of March 31, 2018.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under short term liabilities on the balance sheet.

NOTE 7 - NOTES PAYABLE

The Company had received advances during 2014 and prior from a prior director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other Income” as a result of the expiration of the applicable statute of limitations. During the quarter ended March 31, 2018, the remaining balance of $9,828 was written off and recorded as “Other Income”. These advances were previously recorded within the “Due to related party” line on the balance sheet and now have a zero balance.

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. The note has been amended effective March 23, 2017 to extend the due date to January 1, 2019 and to charge a fixed rate of 10% interest on the note. The balance of $250,000 is included in “Notes payable-related party” in the short term section of the balance sheet.

The company financed the current year insurance premiums and that note has a balance of $3,883 as of March 31, 2018. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. On September 18, 2017 the Company converted $450,000 of the principal amount of the note into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. As of December 31, 2017 the outstanding principal balance was $1,118,355 and was reported as “Convertible Notes Payable” under long term liabilities on the balance sheet. During the quarter ending March 31, 2018, the Company converted an additional $400,000 of the principal balance into 15,000,000 shares of the Company’s common stock. The principal balance of $200,000 was converted at a conversion price of $0.02 and the principal balance of $200,000 was converted at a conversion price of $0.04. During the second quarter of 2018 another $200,000 of the principal balance was converted into 10,000,000 share of common stock at a conversion price of $0.02. The amended note agreement now states that the note is convertible into common shares at an average calculated price not to be below $0.02 or to exceed $0.04 per share. The conversion is at the option of the investor up to the balance of the outstanding principal and accrued interest. The due date of the note payable was also extended to January 1, 2020.

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

During October 2017, the Company received loans of $170,000 and $50,000 from Mr. Mayell. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions and are reported as “Convertible notes payable – related party” under current liabilities.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under short term liabilities on the balance sheet.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

See Note 6 for a discussion of Mr. Askew’s employment agreement and the Company’s financial obligations with respect thereto. Mr. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that began on January 5, 2017 and terminates on December 31, 2020, and such term shall be extended for an additional one-year period upon December 31 of each calendar year provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance.

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

During the first quarter of fiscal 2017, the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2020. These liabilities are accrued in the financial statements for the three months ended March 31, 2018, however they are now reported as long term on the balance sheet.

On April 26, 2018 by consent of the Board of Directors of the Company, amendments to the above mentioned agreements were approved. The amendments, effective May 1, 2018, state that all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from the execution date through April 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock at a price of $0.02 per share. As of the filing date of this report, neither has exercised their option to be paid in common stock.

NOTE 11 – SUBSEQUENT EVENTS

During April 2018, the holders of a majority of the issued and outstanding shares of common stock consented to action via written consent to adopt an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 950,000,000 to 1,350,000,000. The amendment will become effective after (i) 20 days from the mailing of the information statement to the common stock holders of record (May 15, 2018) and (ii) once it is filed with the Nevada Secretary of State.

During April 2018, the Company converted $200,000 of a long term note payable balance into 10,000,000 shares of common stock. See note 8 “Convertible Notes Payable” for additional details.

During April 2018 through May 11, 2018, the Company sold an aggregate total of 4,700,000 additional shares of common stock at $0.02 per share.

During April 2018, shares totaling 9,250,000 that were purchased during the first quarter were issued and shares totaling 3,022,480 were issued for shares awarded on March 15, 2018 to certain employees and a contractor.

During April 2018, the Company amended the compensation agreements of Mr. Mayell and Mr. Connally. See note 10 “Commitments and Contingencies” for more detailed information.

During the period from April 1, 2018 through May 11, 2018, the Company has paid Mr. Mayell a total of $62,000 on the outstanding accounts payable balance owed to him.

During April 2018, the Company paid to GulfSlope approximately $129,000 for a 20% interest in the Quark Prospect and $175,000 for a 20% interest in the Canoe Prospect. The Company previously held a farmout of 87.5% interest in the Canoe Prospect down to 5,000’, which expired at December 31, 2017.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months ended March 31, 2018 and 2017, and with our audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K (the “2017 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2017 Annual Report.

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

Business Overview

Our business plan as an oil and gas company is to focus primarily on properties in the Gulf Coast Region. We plan to obtain and manage working and non-working interests in oil and gas properties.

We are currently in the business of exploring for, drilling and producing oil and gas. Our business is subject to multiple factors effecting the production of oil and gas, including, but not limited to: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, we may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which we may have an interest.

Our Current Mineral Interests

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for $10,000,000 paid to date and $304,062 paid in April 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

In May 2016, we entered into a letter of intent with GulfSlope that set forth terms and conditions of a farm-out arrangement to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by GulfSlope. The shallow prospects were located above 5,100 feet vertical depth on the Vermilion Area, South Addition Block 378 (“Canoe Shallow”) and Vermilion Area, South Addition Block 375 (“Selectron Shallow”, and collectively with Canoe Shallow, “Shallow Prospects”). At that time we owned a 70.7% working interest in the Shallow Prospects with a third party owning a 16.8% working interest for which it paid $400,000 and GulfSlope retaining a 12.5% working interest. Texas South acquired the interest in the two prospects in exchange for (i) cash payments of $400,000, (ii) the payment of annual rental obligations of $63,147, and (iii) the agreement to fund, or cause to be funded, the costs for the drilling of two shallow wells prior to December 31, 2017. The farmout on both prospects from GulfSlope expired on December 31, 2017.

On January 8, 2018, the Company entered into a participation agreement dated effective January 1, 2018 (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and GulfSlope (collectively, the “Parties”) for the partial farm-out of the Company’s interests in its deep level Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties participation in the drilling of up to a nine well multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”).

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. At March 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases in the two Phase I prospects to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the ”Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company. Delek funded the first $405,000 payment during March 2018.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In the Bayou Bouillon Field, St. Martin and Iberville Parishes, Louisiana, we acquired a 37.5% working interest in the Sugarberry South Project comprising 420 acres with a net revenue interest of 70%. As of March 31, 2018 the Company only owns a 50% working interest in the Sugarberry #6 wellbore, which is not currently productive, at Bayou Bouillon Field as a result of concerns with the presence of H2S in the gas and with difficulties raising funds for our share of the development commitments.

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering 2,000 acres or more for horizontal projects above 6,000’ in the Austin Chalk and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We expect to begin drilling operations on the first well during the third quarter of 2018.

Business and Acquisition Strategy

Our primary business strategy includes acquiring both working and non-working interests in oil and gas properties throughout the Gulf Coast Region and Texas, including offshore prospects. We will consider acquisitions that serve as a platform for complementary operations. In January, 2017 the Company acquired assets from Sydson Energy, Inc. and Sydson Resources, LP.

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

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $748,826 and a working capital deficit of $1,609,657. Our accumulated deficit from inception (March 15, 2010) to March 31, 2018 was $13,514,246. For the three months ended March 31, 2018, our net loss of $637,486 was mostly funded by proceeds raised from equity financings. During the three months ended March 31, 2018, our cash position increased by $748,371 as a result of the sale of some of our interests in our prospects, receiving the first proceeds from our participation agreement with Delek, and the sale of the Company’s common stock.

During the three months ended March 31, 2018, we issued 45,650,000 shares of common stock, of which 10,650,000 shares were issued for cash in the amount of $213,000, 20,000,000 shares were issued for consulting services and 15,000,000 shares were issued to convert $400,000 of a note payable balance into common stock.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to (i) drilling the Tau Prospect and the other Phase I prospect (ii) funding our farm-out obligations with GulfSlope pursuant to our March 2014 farm-out letter agreement, and (iii) funding our contingent liabilities to Sydson once drilling begins on the properties acquired. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and other conditions outside of our control. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months Ended March 31, 2018 compared to the Three months ended March 31, 2017

We earned revenue of $0 during the three months ended March 31, 2018 and 2017. Included in “Other income” is the write off of the shareholder note payable for $9,828 during the quarter ended March 31, 2018 and $42,324 during the quarter ended March 31, 2017. General and administrative expenses were $597,427 for the three months ended March 31, 2018, compared to $1,574,188 for the three months ended March 31, 2017. The decrease in G&A was primarily due to the issuance of stock for consulting services totaling $884,635 for the Sydson Acquisition in the quarter ended March 31, 2017. Interest expense was $48,382 for the three months ended March 31, 2018, compared to $44,419 for the three months ended March 31, 2017.

We had a net loss of $637,486 for the three months ended March 31, 2018, compared to $1,577,597 for the three months ended March 31, 2017. The decrease in the net loss of $940,111 was primarily due to the issuance of stock for consulting services totaling $884,635 during the quarter ended March 31, 2017 which did not occur during the quarter ended March 31, 2018.

The basic and diluted loss per share for the three months ended March 31, 2018 and 2017 was $(0.00).

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold shares of stock for cash and/or converted note payable balances that were not reported on a Current Report on Form 8-K or in Part II, Item 5 of the Annual report on Form 10-K, as follows.

During April 2018, $200,000 of a note payable balance was converted into 10,000,000 shares of common stock at $0.02 per share.

During April 1 through May 11, 2018 third party investors purchased 4,700,000 shares of common stock for a purchase price of $0.02 per share totaling $94,000.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During April 2018 the holders of a majority of the issued and outstanding shares of common stock consented to action via written consent to adopt an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 950,000,000 to 1,350,000,000. The Company filed a Schedule 14C information statement with the Securities and Exchange Commission and mailed a copy to each holder of common stock of record disclosing this consent to take action without a shareholders’ meeting. The amendment will become effective after (i) 20 days from the mailing of the information statement to the common stock holders of record (May 15, 2018) and (ii) once it is filed with the Nevada Secretary of State. A form of the amendment to the Articles of Incorporation is enclosed herewith as an exhibit.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Amendment to Articles of Incorporation
10.18 (1)	Amendment No. 1 effective February 1, 2017 to the Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017.
10.19 (1)	Amendment No. 1 effective January 5, 2017 to the Employment Agreement by and between the Company and John B. Connally, III dated January 4, 2017.
10.20 (1)	Amendment No. 2 effective May 1, 2018 to the Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017.
10.21 (1)	Amendment No. 2 effective May 1, 2018 to the Employment Agreement by and between the Company and John B. Connally, III dated January 4, 2017.
31.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL INSTANCE DOCUMENT
101.SCH (1)	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL (1)	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF (1)	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB (1)	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE (1)	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS SOUTH ENERGY, INC.

Date: May 11, 2018	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer

