Form 10-Q
period 2018-06-30
Texas South Energy, Inc.
filed 2018-08-14
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, the registrant’s outstanding common stock consisted of 924,880,943 shares.

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

1

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$1,838,551	$455
Accounts receivable, net	2,857	3,261
Prepaid expenses	50,972	29,555
TOTAL CURRENT ASSETS	1,892,380	33,271

PROPERTY AND EQUIPMENT
Oil and gas properties, undeveloped, net	11,617,168	11,779,201
Furniture, fixtures and equipment	43,195	39,712
Less: Accumulated depreciation	(10,823)	(6,936)
TOTAL PROPERTY AND EQUIPMENT, NET	11,649,540	11,811,977

OTHER ASSETS	8,340	8,340

TOTAL ASSETS	$13,550,260	$11,853,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$253,547	$159,512
Accounts payable – related party	132,751	201,812
Accrued expenses	14,356	77,279
Advances from joint interest owners	1,277,393	--
Accrued expenses – related party	595,000	385,000
Accrued interest – related party	125,733	40,693
Notes payable	21,081	9,620
Notes payable – related party	250,000	--
Convertible notes payable – related party	869,000	837,000
Due to related party	--	9,828
TOTAL CURRENT LIABILITIES	3,538,861	1,720,744

LONG TERM LIABILITIES
Convertible notes payable – related party	518,355	1,168,355
Notes payable – related party	--	250,000
Accrued expenses – related party	1,346,408	894,272
Accrued interest – related party	433,812	429,814
TOTAL LONG TERM LIABILITIES	2,298,575	2,742,441

TOTAL LIABILITIES	5,837,436	4,463,185

STOCKHOLDERS’ EQUITY
Preferred stock 50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock 1,350,000,000 shares common stock authorized, $0.001 par value, 903,130,943 and 821,790,670 shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	903,130	821,790
Additional paid-in capital	21,058,101	19,445,373
Accumulated deficit	(14,248,407)	(12,876,760)
Total stockholders’ equity	7,712,824	7,390,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,550,260	$11,853,588

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$--	$--	$--	$--

EXPENSES
Depreciation expense	1,980	1,699	3,887	3,399
Impairment expense	25,079	--	25,079	--
General and administrative expense	664,725	642,481	1,262,152	2,216,668

LOSS FROM OPERATIONS	(691,784)	(644,180)	(1,291,118)	(2,220,067)

OTHER INCOME (EXPENSE)
Other income	407	455	10,637	43,165
Interest expense	(42,784)	(51,788)	(91,166)	(96,208)
TOTAL OTHER INCOME (EXPENSE)	(42,377)	(51,333)	(80,529)	(53,043)

NET LOSS	$(734,161)	$(695,513)	$(1,371,647)	$(2,273,110)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	895,128,766	781,290,670	877,232,475	771,091,222

The accompanying notes are an integral part of these consolidated financial statements

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,371,647)	$(2,273,110)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,887	3,399
Impairment expense	25,079	--
Common stock awarded to employees in lieu of cash compensation	77,068	--
Gain on disposal of debt	(9,828)	(42,324)
Stock compensation	--	884,635
Changes in operating assets and liabilities:

Change in accounts receivable	404	--
Change in prepaid expenses	(21,417)	69,058
Change in accounts payable and accrued expenses	31,112	(341,839)
Change in current accrued liabilities - related party	199,801	269,763
Change in long term accrued liabilities – related party	452,136	392,136
Change in long term accrued interest - related party	30,176	354,432
NET CASH USED IN OPERATING ACTIVITIES	(583,229)	(683,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from participation agreements	810,000	--
Proceeds from settlement of assets	80,000	--
Acquisition of oil and gas properties	(759,136)	(408,009)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	130,864	(408,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term debt	(27,620)	--
Proceeds from issuance of notes payable	21,081	500,000
Advances from joint interest owners	1,680,000	--
Proceeds from sale of common stock	617,000	305,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,290,461	805,000

NET INCREASE (DECREASE) IN CASH	1,838,096	(286,859)

CASH, BEGINNING OF PERIOD	$455	$325,089

CASH, END OF PERIOD	$1,838,551	$38,230

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Noncash activities:
Assignment of note receivable for note payable	$--	$131,645
Issuance of common stock for assets	$400,000	$--
Conversion of note payable into common stock	$600,000	$--
Issuance of common stock and note payable for assets	$--	$1,095,000

The accompanying notes are an integral part of these consolidated financial statements

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued its final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company has no revenue, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2018 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of June 30, 2018, of $14,248,407. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for approximately $10,720,000 paid to GulfSlope through June 30, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. At June 30, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases in the two Phase I prospects to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the “Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company. Delek funded the first $405,000 payment during March 2018 and the second $405,000 payment during May 2018.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering approximately 4,000 acres or more for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We expect to begin drilling operations on the first well during the third quarter of 2018.

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell valued at $845,000 and (ii) $250,000 through a promissory note originally due March 5, 2017, but was amended to January 1, 2019.

In conjunction with the acquisition, the Company agreed to pay $1,250,000 of Sydson’s future development costs attributable to its retained working interests in the oil and gas prospects conveyed to the Company;  carried interests to casing point for Sydson’s working interests on the first well in each of the West Tuleta prospect, Ray Field prospect, and the Wilinda prospect to be paid by the Company at the time it pays its associated costs with respect to its ownership interests in such oil and gas prospects.

The purchase price of this asset acquisition is summarized below:

Furniture & Fixtures, Software, Equipment	$35,556
Deposit – office rent	8,340
Prepaid expenses	27,616
Note Payable – insurance	(6,822)
Leasehold rights	1,030,310
Total purchase price	$1,095,000

NOTE 5 - COMMON STOCK

The Company had 950,000,000 shares of common stock authorized with a par value of $0.001, however during April 2018 the holders of a majority of the issued and outstanding shares of common stock consented to action via written consent to adopt an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 950,000,000 to 1,350,000,000. The Company filed a Schedule 14C information statement with the Securities and Exchange Commission and mailed a copy to each holder of common stock of record disclosing this consent to take action without a shareholders’ meeting. The amendment became effective after (i) 20 days from the mailing of the information statement to the common stock holders of record (May 15, 2018) and (ii) once it is filed with the Nevada Secretary of State (May 17, 2018).

On August 1, 2018 the Company filed a preliminary proxy statement requesting shareholders to vote on increasing the authorized shares of common stock from 1,350,000,000 to 1,500,000,000. Within a few days of filing this report, we expect to file a definitive proxy statement. The results of the vote will not be available until early September.

As of June 30, 2018, the Company had 903,130,943 shares of common stock issued and outstanding. During the six months ended June 30, 2018 the Company sold 30,850,000 shares of stock at a price of $.02 per share for a total of $617,000. During the six months ended June 30, 2018 the Company issued 20,000,000 shares in exchange for consulting fees valued at $400,000, issued 25,000,000 shares in exchange for the conversion of $600,000 of debt and issued 5,490,273 shares to two employees and a consultant for services rendered for $77,068.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 10 “Commitments and Contingencies”. As of June 30, 2018, the Company has accrued $595,000 for Mr. Askew’s consulting expenses. This accrual is reported on the balance sheet under current liabilities as “Accrued liabilities – related party”.

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

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). Since the Sydson acquisition on January 4, 2017, Sydson and Mr. Mayell have paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017, the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017, the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. The note payable balances as of June 30, 2018 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet under current liabilities as “Convertible notes payable – related party”. The accrued interest on these notes as of June 30, 2018 is $6,228 payable to Sydson and $4,182 payable to Mr. Mayell.

During the six months ended June 30, 2018, the Company has paid Mr. Mayell a total of $169,000 toward the outstanding accounts payable balance. As of June 30, 2018, the Company owes Sydson $17,084 and Mr. Mayell $630 which are reported on the balance sheet as “Accounts payable - related party”.

During the six months ended June 30, 2018 the Company sold interests in some prospects to several investors, of which the Company owes Sydson Resources, LP its 25% share of the proceeds. Sydson’s share totaled $130,000. The Company made a payment to Sydson for $14,963 so the balance owed to Sydson as of June 30, 2018 was $115,037 and is included in the $132,751 reported as “Accounts payable – related party”. During July 2018 the Company converted the accounts payable balance into a convertible note payable.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 10 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – short term totaling $40,278 on a note related to the acquisition of Sydson assets.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. The total interest expense of $55,986 has been accrued as of June 30, 2018. JTB Energy LLC is a related party of Mr. Mayell.

Also discussed in Note 8, Mr. Mayell loaned the Company amounts of $170,000 and $50,000 for a total of $220,000 during October 2017. The accrued interest on these notes payable total $16,021 as of June 30, 2018.

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

As discussed in Note 8, an accredited investor loaned the Company $1,700,000 which has been partially converted into shares of the Company’s common stock. Since the investor is now a shareholder of the Company, we are reporting this now as a related party transaction.

Listed below is a table summarizing the amounts owed to Mr. Mayell and his related parties.

Name of Related Party	Original Amount	Amount repaid	Balance owed 6/30/18	Accrued Interest	Interest paid	Interest rate	Convertible into Shares of Stock
Mr. Michael Mayell	686,630	(187,000)	499,630	48,134	0	10%	Partial
Sydson Energy, Inc.	325,354	(238,270)	87,084	6,228	0	10%	Partial
Sydson Resources, LP	380,000	(14,963)	365,037	40,278	0	10%	No
JTB Energy, LLC	250,000	0	250,000	28,056	0	10%	Yes
Total	$1,641,984	($440,233)	$1,201,751	$122,696	$0

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

The company financed the current year insurance premiums and that note has a balance of $21,081 as of June 30, 2018. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. On September 18, 2017 the Company converted $450,000 of the principal amount of the note into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. As of December 31, 2017 the outstanding principal balance was $1,118,355 and was reported as “Convertible Notes Payable” under long term liabilities on the balance sheet. During the quarter ending March 31, 2018, the Company converted an additional $400,000 of the principal balance into 15,000,000 shares of the Company’s common stock. The transaction was broken down as follows, the principal balance of $200,000 was converted at a conversion price of $0.02 and the principal balance of $200,000 was converted at a conversion price of $0.04. During the second quarter of 2018 another $200,000 of the principal balance was converted into 10,000,000 share of common stock at a conversion price of $0.02. The amended note agreement now states that the note is convertible into common shares at an average calculated price not to be below $0.02 or to exceed $0.04 per share. The conversion is at the option of the investor up to the balance of the outstanding principal and accrued interest. The due date of the note payable was also extended to January 1, 2020. The outstanding principal balance is $518,355 as of June 30, 2018 and is reported as “Convertible Notes Payable – Related Party” now that the investor is a shareholder of the Company. The accrued interest through June 30, 2018 totaled $433,812. Effective July 20, 2018, the remaining principal balance plus the accrued interest was converted into 38,198,147 shares of the Company’s common stock at a conversion rate of $0.025 per share.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share. During June 2018 the Company paid $18,000 on one of Mr. Mayell’s notes payable, leaving a balance of $107,000 as of June 30, 2018.

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

During the first quarter of fiscal 2017, the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2020. These liabilities are accrued in the financial statements for the six months ended June 30, 2018, however they are now reported as long term on the balance sheet.

In April 2018, the employment agreements for Mr. Mayell and Mr. Connally were amended, whereby all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from January 2017 through April 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, neither has elected to convert the compensation owed into common stock. If all of the compensation owed was converted into shares of stock, Mr. Mayell would receive 28,000,000 shares and Mr. Connally would receive 27,500,000 shares.

In July 2018, the consulting agreement for Mr. Askew was amended, whereby all or a portion of the compensation owed to Mr. Askew for the period from February 2017 through April 30, 2018 can be paid by the Company, at the option of the consultant, in restricted shares of the Company’s common stock valued at $0.02 per share. The total owed to Mr. Askew for that period was $525,000. If all of the compensation owed was converted into shares of stock, Mr. Askew would receive 26,250,000 shares of common stock. Mr. Askew has not elected to convert the currently owed compensation.

NOTE 11 - SUBSEQUENT EVENTS

On July 6, 2018 the Company paid $10,000 of the Note Payable to Mr. Mayell dated April 11, 2017. The remaining balance of the note payable is $97,000.

In connection with the Company’s January 2017 asset acquisition transaction with Sydson Energy, Inc., an affiliate of Mr. Mayell (“Sydson”), the Company acquired a 75% working interest in the Wilinda prospect, with Sydson retaining a 25% working interest.  The Company is in the process of farming out its 75% working interest in Wilinda, and Sydson is also farming down its interest on a pro-rata basis.  The Company and Sydson expect to farm-out an aggregate of 66.67% of the Wilinda working interest to investors, with the Company ultimately retaining a 25% working interest and Sydson an 8.33% working interest.  In connection with the farm-out, the investors will purchase up to 33,333,350 shares of Company common stock for a purchase price of $666,667, or $0.02 per share.  To date, the Company and Sydson have agreed to farm down an aggregate of 61%, and in connection with the farm out, the Company has sold 30,500,000 shares for $610,000. Of the total shares sold to date, 4,500,000 shares were purchased after June 30, 2018 for cash proceeds of $90,000. None of the cash proceeds were paid to Sydson, and effective July 2018 the Company has issued Sydson an unsecured demand promissory note in the amount of up to $166,667 that is convertible into Company common stock at a price of $0.02 per share.

During July 2018 the Company issued an aggregate of 20,600,000 shares of common stock to two third-parties who had entered into participation agreements with the Company, related to the farm-outs of the Shallow Prospects discussed in Note 4, in settlement and extinguishment of all rights and claims in connection therewith.

As discussed in Note 10, Mr. Askew’s consulting agreement was amended, allowing him to convert $525,000 of the consulting fees owed to him into 26,250,000 shares of the Company’s common stock. The conversion has not been requested as of the filing date of this report..

As discussed in Note 8, effective July 20, 2018, the remaining principal balance of $518,355 plus the accrued interest as of July 20th was converted into 38,198,147 shares of the Company’s common stock at a conversion rate of $0.025 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the six months ended June 30, 2018 and 2017, and with our audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K (the “2017 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2017 Annual Report.

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

Our Current Mineral Interests

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects and have paid approximately $10,720,000 to GulfSlope through June 30, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. At June 30, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases in the two Phase I prospects to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the “Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the $405,000 payment referenced above within six months of execution of this Agreement, then the common stock will be returned by Hi-View to the Company. Delek funded the first $405,000 payment during March 2018 and the second $405,000 payment during May 2018.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering approximately 4,000 acres or more for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We expect to begin drilling operations on the first well during the third quarter of 2018.

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

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $1,838,551 and a working capital deficit of $1,646,481. Our accumulated deficit from inception (March 15, 2010) to June 30, 2018 was $14,248,407. For the six months ended June 30, 2018, our net loss of $1,371,647 was mostly funded by proceeds raised from equity financings. During the six months ended June 30, 2018, our cash position increased by $1,838,096 as a result of the sale of some of our interests in our prospects, receiving prepaid costs from our participation agreement on the Wilinda project, and the sale of the Company’s common stock.

During the six months ended June 30, 2018, we issued 81,340,273 shares of common stock, of which 30,850,000 shares were issued for cash in the amount of $617,000, 20,000,000 shares were issued for lease brokerage fees valued at $400,000, 25,000,000 shares were issued to convert $600,000 of a note payable balance into common stock and 5,490,273 shares were issued to two employees and a consultant for services rendered in lieu of cash for $77,068.

We will need additional financing to carry out our business plan. Specifically, we will need cash to fund our obligations with respect to (i) drilling the Canoe and Tau Prospects in Phase I of the offshore program (ii) funding our drilling obligations with respect to the Wilinda project, and (iii) funding our contingent liabilities under the Sydson agreement. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and other conditions outside of our control. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise additional funds, we will not be able to carry out our business plans and may cease operations.

Results of Operations for the Three months Ended June 30, 2018 compared to the Three months ended June 30, 2017

We earned revenue of $0 during the three months ended June 30, 2018 and 2017. Impairment expenses for $25,079 were recorded during the three months ended June 30, 2018 and zero for the three months ended June 30, 2017. General and administrative expenses were $664,725 for the three months ended June 30, 2018, compared to $642,481 for the three months ended June 30, 2017. Interest expense was $42,784 for the three months ended June 30, 2018, compared to $51,788 for the three months ended June 30, 2017.

We had a net loss of $734,161 for the three months ended June 30, 2018, compared to $695,513 for the three months ended June 30, 2017.

The basic and diluted loss per share for the three months ended June 30, 2018 and 2017 was $(0.00).

Results of Operations for the Six months Ended June 30, 2018 compared to the Six months ended June 30, 2017

We earned revenue of $0 during the six months ended June 30, 2018 and 2017. Included in “Other income” is the write off of the shareholder note payable for $42,324 during the quarter ended March 31, 2017 and $9,828 during the quarter ended March 31, 2018. General and administrative expenses were $1,262,152 for the six months ended June 30, 2018, compared to $2,216,668 for the six months ended June 30, 2017, of which $845,710 were non-cash expenses. Interest expense was $91,166 for the six months ended June 30, 2018, compared to $96,208 for the six months ended June 30, 2017. The decrease in interest expense is primarily a result of the decrease in the note payable balances as a result of the conversion of $600,000 of debt into shares of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold shares of stock for cash and/or converted note payable balances that were not reported on a Current Report on Form 8-K or in Part II, Item 5 of the Annual report on Form 10-K and such transactions are being reported hereby, as follows.

During April 2018, $200,000 of a note payable balance was converted into 10,000,000 shares of common stock at $0.02 per share.

In April 2018, the employment agreements for Mr. Mayell and Mr. Connally were amended, whereby all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from January 2017 through April 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, neither has exercised their option to be paid in common stock. If all of the compensation owed was converted into shares of stock, Mr. Mayell would receive 28,000,000 shares and Mr. Connally would receive 27,500,000 shares.

In July 2018, the consulting agreement for Mr. Askew was amended, whereby all or a portion of the compensation owed to Mr. Askew for the period from February 2017 through April 30, 2018 can be paid by the Company, at the option of the consultant, in restricted shares of the Company’s common stock valued at $0.02 per share. The total owed to Mr. Askew for that period was $525,000. If all of the compensation owed was converted into shares of stock, Mr. Askew would receive 26,250,000 shares of common stock. Mr. Askew has not elected to convert the currently owed compensation.

During April 1 through May 11, 2018 third party investors purchased 4,700,000 shares of common stock for a purchase price of $0.02 per share totaling $94,000.

During May 12, 2018 through August 13, 2018 third party investors purchased 9,750,000 shares of common stock for a purchase price of $0.02 per share totaling $195,000.

During June 2018 the Company issued a total of 2,467,793 shares of common stock to certain employees and a consultant for services rendered through June 2018.

During July 2018 the Company issued an aggregate of 20,600,000 shares of common stock to two third-parties who had entered into participation agreements with the Company, in settlement and extinguishment of all rights and claims in connection therewith.

As discussed in Note 8, effective July 20, 2018, the remaining principal balance of $518,355 plus the accrued interest as of July 20, 2018 owed to an accredited investor, was converted into 38,198,147 shares of the Company’s common stock at a conversion rate of $0.025 per share.

Under the terms of our participation agreement with Delek, the parties have committed to initially drill two of the Company’s prospects in the “Initial Phase” with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the prospects. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. As of the date hereof, Delek is not a beneficial holder of Company Common Stock as the future performance event has not occurred to date.  If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to oil and Gas Properties.

In connection with the Company’s January 2017 asset acquisition transaction with Sydson Energy, Inc., an affiliate of Mr. Mayell (“Sydson”), the Company acquired a 75% working interest in the Wilinda prospect, with Sydson retaining a 25% working interest.  The Company is in the process of farming out its 75% working interest in Wilinda, and Sydson is also farming down its interest on a pro-rata basis.  The Company and Sydson expect to farm-out an aggregate of 66.67% of the Wilinda working interest to investors, with the Company ultimately retaining a 25% working interest and Sydson an 8.33% working interest.  In connection with the farm-out, the investors will purchase up to 33,333,350 shares of Company common stock for a purchase price of $666,667, or $0.02 per share.  To date, the Company and Sydson have agreed to farm down an aggregate of 61%, and in connection with the farm out, the Company has sold 30,500,000 shares for $610,000. Of the total shares sold to date, 4,500,000 shares were purchased after June 30, 2018 for cash proceeds of $90,000. None of the cash proceeds were paid to Sydson, and effective July 2018, the Company has issued Sydson an unsecured demand promissory note in the amount of up to $166,667 that is convertible into Company common stock at a price of $0.02 per share.

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

TEXAS SOUTH ENERGY, INC.

Date: August 13, 2018	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer

