Form 10-Q
period 2018-09-30
Texas South Energy, Inc.
filed 2018-11-14
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(713) 820-6300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, the registrant’s outstanding common stock consisted of 997,949,769 shares.

TEXAS SOUTH ENERGY, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited)	F-2
	Consolidated Statements of Operations for the Three months Ended September 30, 2018 and 2017 and the Nine months Ended September 30, 2018 and 2017 (Unaudited)	F-3
	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2018 and 2017 (Unaudited)	F-4
	Notes to Consolidated Financial Statements (Unaudited)	F-5
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
Item 7.	Signatures	8

i

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

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$3,222,908	$455
Accounts receivable, net	34,852	3,261
Prepaid expenses	49,778	29,555
TOTAL CURRENT ASSETS	3,307,538	33,271

PROPERTY AND EQUIPMENT
Oil and gas properties	13,126,125	11,779,201
Furniture, fixtures and equipment	43,195	39,712
Less: Accumulated depreciation	(12,844)	(6,936)
TOTAL PROPERTY AND EQUIPMENT, NET	13,156,476	11,811,977

OTHER ASSETS	8,340	8,340

TOTAL ASSETS	$16,472,354	$11,853,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,239,189	$159,512
Accounts payable – related party	66,810	201,812
Accrued expenses	12,407	77,279
Advances from joint interest owners	2,608,129	--
Accrued expenses – related party	700,000	385,000
Accrued interest – related party	159,680	40,693
Notes payable	15,484	9,620
Notes payable – related party	250,000	--
Secured convertible notes payable – related party	859,000	837,000
Due to related party	--	9,828
TOTAL CURRENT LIABILITIES	5,910,699	1,720,744

LONG TERM LIABILITIES
Convertible notes payable – related party	--	1,168,355
Notes payable – related party	--	250,000
Accrued expenses	1,572,476	894,272
Accrued interest – related party	--	429,814
TOTAL LONG TERM LIABILITIES	1,572,476	2,742,441

TOTAL LIABILITIES	7,483,175	4,463,185

STOCKHOLDERS’ EQUITY
Preferred stock 50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock 1,500,000,000 shares common stock authorized, $0.001 par value, 990,199,769 and 821,790,670 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	990,199	821,790
Additional paid-in capital	22,903,706	19,445,373
Accumulated deficit	(14,904,726)	(12,876,760)
Total stockholders’ equity	8,989,179	7,390,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,472,354	$11,853,588

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE	$--	$--	$--	$--

EXPENSES
Workover expense	15,835	--	15,835	--
Depreciation expense	2,020	1,700	5,907	5,099
Impairment expense	--	--	25,079	--
General and administrative expense	607,336	688,788	1,869,488	2,905,456

LOSS FROM OPERATIONS	(625,191)	(690,488)	(1,916,309)	(2,910,555)

OTHER INCOME (EXPENSE)
Other income	747	904	11,384	44,069
Interest expense	(31,875)	(58,601)	(123,041)	(154,809)
TOTAL OTHER INCOME (EXPENSE)	(31,128)	(57,697)	(111,657)	(110,740)

NET LOSS	$(656,319)	$(748,185)	$(2,027,966)	$(3,021,295)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	959,747,887	789,839,583	905,039,867	777,409,351

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,027,966)	$(3,021,295)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5,907	5,099
Impairment expense	25,079	--
Common stock awarded to employees in lieu of cash compensation	86,121	--
Gain on disposal of debt	(9,828)	(42,324)
Stock compensation	--	884,635
Changes in operating assets and liabilities:

Change in accounts receivable	(31,591)	(3,260)
Change in prepaid expenses	(20,223)	30,543
Change in accounts payable and accrued expenses	1,014,805	(303,544)
Change in current accrued liabilities - related party	275,594	369,559
Change in long term accrued liabilities – related party	678,204	668,204
Change in long term accrued interest - related party	30,176	392,528
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,278	(1,019,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from participation agreements	810,000	--
Proceeds from reimbursement of g&g costs	80,000	--
Acquisition of oil and gas properties	(1,453,485)	(451,619)
NET CASH USED IN INVESTING ACTIVITIES	(563,485)	(451,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term debt	(43,217)	(5,526)
Proceeds from issuance of notes payable	21,081	637,777
Advances from joint interest owners	2,608,129	--
Proceeds from sale of common stock	1,173,667	520,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,759,660	1,152,251

NET INCREASE (DECREASE) IN CASH	3,222,453	(319,223)

CASH, BEGINNING OF PERIOD	$455	$325,089

CASH, END OF PERIOD	$3,222,908	$5,866

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Noncash activities:
Assignment of note receivable for note payable	$--	$131,645
Issuance of common stock for assets	$400,000	$--
Issuance of common stock for settlements	$412,000	--
Conversion of note payable into common stock and accrued interest	$1,554,954	$450,000
Issuance of common stock and note payable for assets	$--	$1,095,000

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Other new pronouncements issued but not effective until after September 30, 2018 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of September 30, 2018, of $14,904,726. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for approximately $10,720,000 paid to GulfSlope through September 30, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects. In August 2017, the Company acquired a 20% working interest from GulfSlope in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect. In October 2017, the Company acquired a 20% working interest from GulfSlope in Eugene Island Block 397 and Green Canyon Block 4, which are collectively referred to as the Quark Prospect. In January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At September 30, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

The Company will assign a two-tenths of one percent of 8/8ths net profits interest in certain of the Company’s oil and gas leases in the two Phase I prospects to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and GulfSlope (the “Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of Leases in which Delek elects to participate in the drilling of an exploratory well. In addition, the Company issued an aggregate of twenty million shares of its common stock to Hi-View in consideration for those consulting services provided pursuant to the Advisory Agreement

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we are acquiring leases with working interest partners covering more than 4,400 acres for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We began drilling operations on the first well during the third quarter of 2018.

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

On August 1, 2018 the Company filed a preliminary proxy statement requesting shareholders to vote on increasing the authorized shares of common stock from 1,350,000,000 to 1,500,000,000. We filed a definitive proxy statement on August 14, 2018 and the proposal passed.

As of September 30, 2018, the Company had 990,199,769 shares of common stock issued and outstanding. During the nine months ended September 30, 2018 the Company sold 58,683,350 shares of stock at a price of $.02 per share for a total of $1,173,667. During the nine months ended September 30, 2018 the Company issued 20,000,000 shares in exchange for lease brokerage fees valued at $400,000, issued 63,198,147 shares in exchange for the conversion of $1,554,954 of debt and accrued interest, issued 20,600,000 shares in exchange for settlements valued at $412,000 and issued 5,927,602 shares to three employees and a consultant for services rendered for $86,121.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 10 “Commitments and Contingencies”. As of September 30, 2018, the Company has accrued $700,000 for Mr. Askew’s consulting expenses. This accrual is reported on the balance sheet under current liabilities as “Accrued expenses – related party”.

The Company had received unsecured advances prior to 2014 from a former director in the amount of $52,152. The amount of $42,324 due to the related party was written off during the quarter ended March 31, 2017 and recorded as “Other income” as a result of the expiration of the applicable statute of limitations. The remaining balance of $9,828 was written off during the quarter ended March 31, 2018.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). Since the Sydson acquisition on January 4, 2017, Sydson and Mr. Mayell have paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017, the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017, the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. The note payable balances as of September 30, 2018 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet under current liabilities as “Convertible notes payable – related party”. The accrued interest on these notes as of September 30, 2018 is $7,978 payable to Sydson and $5,357 payable to Mr. Mayell.

During the nine months ended September 30, 2018, the Company has paid Mr. Mayell in full a total of $169,630 toward the outstanding accounts payable balance, leaving a zero balance. As of September 30, 2018, the Company owes Sydson $14,606 which is reported on the balance sheet as “Accounts payable - related party”.

During the nine months ended September 30, 2018 the Company sold interests in some prospects to several investors, of which the Company owes Sydson Resources, LP its 25% share of the proceeds. Sydson’s share totaled $164,167. The Company made payments to Sydson for $29,963 and applied $82,000 for Sydson’s purchase of a 1% interest in the prospect, so the balance owed to Sydson as of September 30, 2018 was $52,204 and is included in the $66,810 reported as “Accounts payable – related party”.

In January 2017, the Company issued shares of stock to the following related parties: Mr. Askew 27 million shares, Mr. Mayell 100 million shares and Mr. Connally 65.1 million shares. See note 10 “Commitments and contingencies” for additional information.

As discussed in Note 7, the Company owes Sydson $250,000 plus accrued interest – short term totaling $47,596 on a note related to the acquisition of Sydson assets.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. Total interest expense of $67,800 has been accrued as of September 30, 2018. JTB Energy LLC is a related party of Mr. Mayell.

Also discussed in Note 8, Mr. Mayell loaned the Company amounts of $170,000 and $50,000 for a total of $220,000 during October 2017. The accrued interest on these notes payable total $21,522 as of September 30, 2018.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Secured convertible Notes Payable – related party” under short term liabilities on the balance sheet.

As discussed in Note 8, an accredited investor loaned the Company $1,700,000 which has been fully converted into shares of the Company’s common stock.

Listed below is a table summarizing the amounts owed to Mr. Mayell and his related parties.

Name of Related Party	Original Amount	Amount repaid	Balance owed 9/30/18	Accrued Interest	Total owed	Interest rate	Convertible into Shares of Stock
Mr. Michael Mayell	686,630	(197,630)	489,000	60,373	549,373	10%	Yes
Sydson Energy, Inc.	325,354	(240,748)	84,606	7,978	92,584	10%	Partial
Sydson Resources, LP	380,000	(77,796)	302,204	47,596	349,800	10%	No
JTB Energy, LLC	250,000	0	250,000	34,306	284,306	10%	Yes
Total	$1,641,984	($516,174)	$1,125,810	$150,253	$1,276,063

Note: No interest expense has been paid to date on the above balances.

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

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. The note has been amended effective March 23, 2017 to extend the due date to January 1, 2019 and to charge a fixed rate of 10% interest on the note. The balance of $250,000 is included in “Notes payable-related party” in the current liabilities section of the balance sheet.

The company financed the current year insurance premiums and that note has a balance of $15,484 as of September 30, 2018. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Effective March 23, 2017 the Company extended an unsecured promissory note with an accredited investor in the amount of $1,700,000 to a payment date of January 1, 2019. The note was reduced by the assignment of a $131,645 note receivable from EnerGulf Resources to the investor. On September 18, 2017 the Company converted $450,000 of the principal amount of the note into 22,500,000 shares of the Company’s common stock at a conversion price of $0.02 per share. As of December 31, 2017 the outstanding principal balance was $1,118,355 and was reported as “Convertible Notes Payable” under long term liabilities on the balance sheet. During the quarter ending March 31, 2018, the Company converted an additional $400,000 of the principal balance into 15,000,000 shares of the Company’s common stock. The transaction was broken down as follows, the principal balance of $200,000 was converted at a conversion price of $0.02 and the principal balance of $200,000 was converted at a conversion price of $0.04. During the second quarter of 2018 another $200,000 of the principal balance was converted into 10,000,000 share of common stock at a conversion price of $0.02. The amended note agreement now states that the note is convertible into common shares at an average calculated price not to be below $0.02 or to exceed $0.04 per share. The conversion is at the option of the investor up to the balance of the outstanding principal and accrued interest.  Effective July 20, 2018, the remaining principal balance of $518,355 plus the accrued interest of $436,599 was converted into 38,198,147 shares of the Company’s common stock at a conversion rate of $0.025 per share.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the majority of the offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share. During June 2018 the Company paid $18,000 on one of Mr. Mayell’s notes payable, leaving a balance of $107,000 as of June 30, 2018. During July 2018 the Company paid an additional $10,000 on this note payable leaving a balance of $97,000 as of September 30, 2018.

During June 2017, the Company received an additional loan of $125,000 from Mr. Mayell and an additional loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the majority of the offshore leases, all payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Secured convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During August 2017, the Company converted a portion of the accounts payable balances owed to Sydson and Mr. Mayell to note payable agreements, charging interest at 10% per annum. Both Sydson and Mr. Mayell had advanced money to the Company and paid invoices on behalf of the Company, which had previously been reported as “Accounts payable – related party”. The Company converted $70,000 into a note payable to Sydson and $47,000 into a note payable to Mr. Mayell. The remaining balances owed to them will continue to be reported as “Accounts payable – related party”. The notes are reported as “Secured convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During October 2017, the Company received loans of $170,000 and $50,000 from Mr. Mayell. Both loans are secured by a 5% interest in the majority of the offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions and are reported as “Secured convertible notes payable – related party” under current liabilities.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2019 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Secured convertible Notes Payable – related party” under current liabilities on the balance sheet.

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

During the first quarter of fiscal 2017, the above mentioned agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2020. These liabilities are accrued in the financial statements and included in the caption “Accrued expenses” as long term liabilities on the balance sheet.

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

NOTE 11 – STOCK-BASED INCENTIVE PLAN

At the September 6, 2018 annual meeting, the stockholders approved the adoption of the Texas South Energy, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), effectively July 28, 2018. The 2018 Plan authorizes the issuance of 100,000,000 share of common stock prior to its expiration on July 28, 2028. Incentives under the 2018 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or performance stock awards which are valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of September 30, 2018, no awards were granted.

NOTE 12 - SUBSEQUENT EVENTS

The employment agreements between the Company and Mr. Michael Mayell and Mr. John Connally III were amended effective October 16, 2018. Supplement number three to the employment agreements added the following sentence: Employee has the right, at his option, to receive restricted shares of Company common stock valued at a price per share equal to the greater of (i) $0.02 and (ii) the average closing price of Company common stock during the calendar month in which the accrued salary being converted was earned, in lieu of cash, for all or a portion of the compensation owed to Employee for the period between May 1, 2018 and ended September 30, 2018. The total owed to Mr. Mayell during this period was $175,000 and the total owed to Mr. Connally III was $175,000. If these totals were converted into shares of stock, each would receive 8,750,000 shares of common stock.

During October 2018, the Company sold 5,000,000 shares of common stock at a price per share of $0.02 for a total of $100,000 and issued 250,000 shares to a consultant for services provided at a price per share of $0.02 for a total of $5,000 for services.

During November 2018, through our Form 10Q filing date, the Company sold 2,500,000 shares of common stock at a price per share of $0.02 for a total of $50,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the nine months ended September 30, 2018 and 2017, and with our audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K (the “2017 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2017 Annual Report.

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

We are in the business of exploring for, drilling and producing oil and gas. Our business is subject to multiple factors effecting the production of oil and gas, including, but not limited to: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, we may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which we may have an interest.

Our Current Mineral Interests

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects and have paid approximately $10,720,000 to GulfSlope through September 30, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects. In August 2017, the Company acquired a 20% working interest from GulfSlope in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect. In October 2017, the Company acquired a 20% working interest from GulfSlope in Eugene Island Block 397 and Green Canyon Block 4, which are collectively referred to as the Quark Prospect. In January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) from GulfSlope.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. At September 30, 2018, the potential value of issuing 20% of our outstanding stock is approximately $6,000,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio, we have acquired leases with working interest partners covering approximately 4,400 acres for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets. We began drilling operations on the first well, the TXSO Richter Unit 1H, to a total depth of 9,447’ measured depth (MD) during the third quarter of 2018. The well has been completed with 5 ½” casing set at 9,439’ MD and is waiting on a frac treatment scheduled for November 2018.

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

We have incurred losses since our inception and expect to incur losses in future periods. We currently rely primarily upon the sale of our equity securities to fund operations.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of $3,222,908 and a working capital deficit of $2,603,161. Our accumulated deficit from inception (March 15, 2010) to September 30, 2018 was $14,904,726. For the nine months ended September 30, 2018, our net loss of $2,027,966 was mostly funded by proceeds raised from equity financings. During the nine months ended September 30, 2018, our cash position increased by $3,222,453 as a result of the sale of some of our interests in our prospects, receiving prepaid costs from our participation agreement on the Wilinda project, and the sale of the Company’s common stock.

During the nine months ended September 30, 2018, we issued 168,409,099 shares of common stock, of which 58,683,350 shares were issued for cash in the amount of $1,173,667, 20,000,000 shares were issued for lease brokerage fees valued at $400,000, 63,198,147 shares were issued to convert $1,554,954 of debt and accrued interest into common stock, 20,600,000 shares were issued in exchange for settlements value at $412,000 and 5,927,602 shares were issued to three employees and a consultant for services rendered in lieu of cash for $86,121.

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

Results of Operations for the Three months Ended September 30, 2018 compared to the Three months ended September 30, 2017

We earned revenue of $0 during the three months ended September 30, 2018 and 2017. Workover expenses for $15,835 were recorded during the three months ended September 30, 2018 and zero for the three months ended September 30, 2017. General and administrative expenses were $607,336 ($324,053 non-cash) for the three months ended September 30, 2018, compared to $688,788 ($315,000 non-cash) for the three months ended September 30, 2017. Interest expense was $31,875 for the three months ended September 30, 2018, compared to $58,601 for the three months ended September 30, 2017.

We had a net loss of $656,319 for the three months ended September 30, 2018, compared to $748,185 for the three months ended September 30, 2017.

The basic and diluted loss per share for the three months ended September 30, 2018 and 2017 was $(0.00).

Results of Operations for the Nine months Ended September 30, 2018 compared to the Nine months ended September 30, 2017

We earned revenue of $0 during the nine months ended September 30, 2018 and 2017. Included in “Other income” is the write off of the shareholder note payable for $42,324 during the quarter ended March 31, 2017 and $9,828 during the quarter ended March 31, 2018. General and administrative expenses were $1,869,488 ($1,031,122 non-cash) for the nine months ended September 30, 2018, compared to $2,905,456 ($1,760,340 non-cash) for the nine months ended September 30, 2017. Interest expense was $123,041 for the nine months ended September 30, 2018, compared to $154,809 for the nine months ended September 30, 2017. The decrease in interest expense is primarily a result of the decrease in the note payable balances as a result of the conversion of debt into shares of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of September 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold shares of stock for cash and/or converted note payable balances that were not reported on a Current Report on Form 8-K , in Part II, Item 5 of the Annual report on Form 10-K or Part II, Item 2 of Form 10Q’s and such transactions are being reported hereby, as follows.

During August 14, 2018 through September 30, 2018 investors purchased 24,333,350 shares of common stock for a purchase price of $.02 per share totaling $486,667.

During August 2018 the Company issued a total of 437,329 shares at $0.0207 under an employment agreement to an employee for services rendered.

During October 2018, the Company sold 5,000,000 shares of common stock at a price per share of $0.02 for a total of $100,000 and issued 250,000 shares to a consultant for services provided at a price per share of $0.02 for a total of $5,000 for services.

The employment agreements between the Company and Mr. Michael Mayell and Mr. John Connally III were amended effective October 16, 2018. Supplement number three to the employment agreements added the following sentence: Employee has the right, at his option, to receive restricted shares of Company common stock valued at a price per share equal to the greater of (i) $0.02 and (ii) the average closing price of Company common stock during the calendar month in which the accrued salary being converted was earned, in lieu of cash, for all or a portion of the compensation owed to Employee for the period between May 1, 2018 and ended September 30, 2018. The total owed to Mr. Mayell during this period was $175,000 and the total owed to Mr. Connally III was $175,000. If these totals were converted into shares of stock, each would receive 8,750,000 shares of common stock.

During November 2018, through our Form 10Q filing date, the Company sold 2,500,000 shares of common stock at a price per share of $0.02 for a total of $50,000.

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

TEXAS SOUTH ENERGY, INC.

Date: November 14, 2018	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer