Form 10-K
period 2018-12-31
Texas South Energy, Inc.
filed 2019-04-01
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $13,102,619 on June 30, 2018.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 1, 2019
Common Capital Voting Stock, $0.001 par value per share	999,199,769

Documents incorporated by reference: None

i

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

We are in the business of exploring for, drilling and producing oil and gas. Our business is subject to multiple factors effecting the production of oil and gas, including, but not limited to: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, we may not have control over whether the owner or operator of the lease will elect to explore for oil and gas on such properties, or to develop the properties following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced, if ever, on properties in which we may have an interest.

In March 2014, we entered into a farm out letter agreement with GulfSlope Energy, Inc. (“GulfSlope”) relating to certain prospects GulfSlope bid on at the Central Gulf of Mexico Lease Sale 231, located within 2.2 million acres of 3-D seismic licensed and interpreted by GulfSlope. Under the terms of the farm-out letter agreement, as amended, we acquired contractual rights to a 20% working interest in 12 blocks covered in 9 prospects for approximately $10,720,000 paid to GulfSlope through September 30, 2018. We have agreed to pay our proportionate share of the net rental costs related to the prospects. GulfSlope has conducted extensive seismic work on all of the prospects focusing on the high potential subsalt play at depths of 15,000’ to 25,000’ and will be the operator of record for the initial well on each of the prospects. In August 2017, the Company acquired a 20% working interest from GulfSlope in Ship Shoal Block 351 and in Ship Shoal Block 336, which are collectively referred to as the Tau Prospect. In October 2017, the Company acquired a 20% working interest from GulfSlope in Eugene Island Block 397 and Green Canyon Block 4, which are collectively referred to as the Quark Prospect. In January 2018, the Company acquired a 20% working interest in the Vermilion South Addition Block 378 (“Canoe Prospect”) and in the Vermilion South Addition Block 375 (“Corvette Prospect”) from GulfSlope.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At December 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

In accordance with the Delek Agreement and on behalf of the Company and the other working interest owners, GulfSlope as operator, spudded the OCS-G-35589 # 1 well on the Canoe Prospect on Vermilion Block 378 where the Company holds a 5% working interest in July 2018. The well was drilled and evaluated to a total depth of 5,765’ MD (5,700’ TVD). Based on logging-while-drilling (LWD) and other test results, thin oil bearing sands were encountered which require further study. As a result, open-hole plugs were set across several intervals in accordance with governmental regulations and the well is now plugged and abandoned at this time. Since the well is equipped with a mud-line suspension system, it is available for future re-entry as warranted.

At the beginning of September 2018, the Company and the other working interest owners began drilling operations at the Tau Prospect on Ship Shoal Blocks 336 and 351 offshore Louisiana. The well, OCS-G 36121 #1, is planned to test Miocene reservoirs beneath thick salt sheets in approximately 300’ of water depth. Operated by GulfSlope, the well is currently drilling below 14,500’ to an expected total depth below 16,500’ TVD. As a result of drilling difficulties on the well there have been substantial cost over-runs to date which the Company has not yet fully funded. As of March 15, 2019, the Company has been declared to be in default under the terms of its joint operating agreement by the operator regarding the payment of $1,299,229 due as of February 12, 2019 with respect to drilling the Tau Prospect. The operator of the Tau Prospect asserts that additional joint interest billings to the Company during the past 30 days have increased the total amount due to $1,915,304 as of March 15, 2019. The Company’s share of the original AFE to drill to 29,800’ Measured Depth (MD) was approximately $800,000. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect.

In January 2017, the Company entered into an asset purchase agreement with Sydson Energy, Inc. (“Sydson Energy”) and Sydson Resources, L.P. (“Sydson Resources” and collectively with Sydson Energy, “Sydson”), where Sydson assigned to us certain onshore oil and gas assets and interests and certain tangible assets and additionally, certain employees and a consultant of Sydson have agreed to become employees and a consultant of the Company. Sydson is a private oil and gas company with land operations in Texas and Louisiana that has been in business since 1982. The oil and gas assets include the following:

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio at the Wilinda Project we are acquiring leases with working interest partners covering more than 4,400 acres for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

●	In September of 2018, we commenced drilling on the TXSO Richter Unit #1H well. The well was drilled, cased and cemented to a depth of 9,442’ with a horizontal lateral exceeding 4,000’. The well was frac’d and is now being evaluated with flowback testing. During the flowback period, the well initially produced at rates exceeding 1,000 barrels of frac load water per day with minor amounts of oil and gas. Subsequently, the oil and gas rates did not improve and the Company now believes that the water production is from a deeper zone which is obstructing the oil and gas flow from the Austin Chalk completion zone. The Company plans to isolate the section of the lateral that appears to be the source of the extraneous water and produce the remaining part of the lateral, using a comparable procedure to that used on a nearby well that encountered a similar problem.

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

For any given rate of production and volume of hydrocarbons recovered, oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are often crucial to promote business strategies and avoid the repercussions of disputes that might arise over local business operations. As of December 31, 2018, the Company does not have any production or proved oil or gas reserves.

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

Sarbanes/Oxley Act. Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management’s assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

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

Employees

As of April 1, 2019, the Company has six employees and one consultant.

Historical Background

The Company was incorporated under the laws of the State of Nevada on March 15, 2010, as “INKA Productions Corp.” In September 2013, we changed our business to an oil and gas company focused primarily on properties in the Gulf Coast Region and changed the name of the Company from “INKA Productions, Corp.” to “Texas South Energy, Inc.”

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Financial Condition

We have no proved reserves as of December 31, 2018, and our planned drilling operations may not yield any oil or gas in commercial quantity or quality.

We have no proved reserves as of December 31, 2018. While, based on available seismic and geological information, we believe the potential presence of oil or gas exists. We have commenced drilling on our prospects. Some of our current prospects may require additional seismic data, including reprocessing and interpretation. Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil or gas is found on our prospects, development, facility construction and transportation costs may prevent such prospects from being economically viable. Accordingly, there is no assurance we will ever report proved reserves in our SEC filings.

Areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

As of April 1, 2019, we currently own 12 blocks in nine offshore prospects in the Gulf of Mexico in conjunction with GulfSlope, in water depths between 300’ and 450’. The Company currently owns a 5% working interest in the Canoe and Tau offshore prospects and a 20% working interest in the others. Leases on eight of the prospects will expire on June 20, 2019 if no drilling activity or other activity to extend the leases is undertaken. GulfSlope, as operator, has filed an exploration permit on the Corvette Prospect in Vermillion Block 375 and is planning to extend that lease by drilling. There can be no assurance that the commencement of drilling will actually occur prior to the expiration of the lease. Further, the lease at the Canoe prospect on Vermillion Block 378, which has been tested and plugged and abandoned in the section down to 6,000’, expires in mid-2020. The Tau Prospect is currently drilling and includes the leases on Ship Shoal Blocks 336 and 351. Unless the well encounters commercial oil and gas pay, the lease on Ship Shoal Block 336 will expire on June 30, 2019. There can be no assurance that there will be commercial oil or gas production in the Canoe Prospect and/or the Tau Prospect. Other lease expirations occur between June of 2020 and August of 2022.

The prospects in the Gulf of Mexico were identified based on available seismic and geological information that indicates the potential presence of oil and natural gas. Additionally, we plan to acquire onshore oil and gas interests in Texas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. At the Wilinda project in Wilson County, Texas, the Company has drilled the initial well, the TXSO Richter Unit 1H but has not yet been able to establish nor can there be any assurance we will establish commercial oil or gas production. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations may be materially adversely affected and we may be forced to curtail operations.

We may lose our interest in the Tau Prospect.

In September 2018, the Company and the other working interest owners began drilling operations at the Tau Prospect on Ship Shoal Blocks 336 and 351 offshore Louisiana. As a result of drilling difficulties on the well there have been substantial cost over-runs to date which the Company has not yet fully funded. As of March 15, 2019, the Company has been declared to be in default under the terms of its joint operating agreement by the operator regarding the payment of $1,299,229 due as of February 12, 2019 with respect to drilling the Tau Prospect. The operator of the Tau Prospect asserts that additional joint interest billings to the Company during the past 30 days have increased the total amount due to $1,915,304 as of March 15, 2019. The Company’s share of the original AFE to drill to 29,800’ Measured Depth (MD) was approximately $800,000. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect. Accordingly, there can be no assurance that the Company will be able to maintain its interest in the Tau Prospect and, the failure of which, could have a material adverse effect on the Company.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of April 1, 2019, we believe that we have sufficient cash on hand to fund limited operations. We have budgeted required capital expenditures and other operating expenses during calendar 2019 of approximately $7.5 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. It is expected, but not guaranteed, that these expenditures will be funded through future revenues, best-efforts equity offerings, debt offerings, future production revenues from planned drilling activity, or a combination of all.

Of the $7.5 million of budgeted expenditures in calendar 2019, approximately $2.5 million is budgeted to cover salaries, consulting and professional services, other G&A expenses, and required working capital needs. Approximately $3.25 million is budgeted for the completion of the Tau Prospect in the Gulf of Mexico and $1.75 million is budgeted for additional onshore drilling at the Wilinda project. The exact amounts of capital ultimately allocated to each of these projects will depend upon available capital, proposals from working interest owners, success of prior drilling operations, problems encountered while drilling and/or completing existing wells and other factors.

The proposed expenditures for the calendar year 2019 are subject to change based on the execution of our business plan, actual drilling expenses that exceed our budget, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2019. Drilling activity commenced on the onshore and the offshore prospects during the third quarter 2018 and is ongoing in both areas at this time.

Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity and debt financings. We do not have any credit or equity facilities currently available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise the capital necessary to fund our operations and business plan. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Our 2018 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated a net loss since inception (March 15, 2010) through December 31, 2018, of $15,987,504. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations (including the exploitation of, and actual funding of drilling expenses with respect to, our contractual rights to working interests in the Gulf of Mexico and our working interests onshore), on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for calendar year 2019. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Our current capital on hand is limited and insufficient to enable us to fully execute our business strategy in calendar year 2019. We will need to raise significant additional funds in order to fully execute our business strategy and our drilling expenses. Because we are a development stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, and the location of our prospects and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, this may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our working interests and/or contractual rights to working interests if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2018, we had an accumulated deficit of $15,987,504. We had nominal revenues in 2018 and do not anticipate receiving significant revenues in 2019 unless we are successful in developing economically recoverable oil or gas reserves with respect to certain of our onshore working interests. We expect that our operating expenses will increase in future periods. We expect continued losses in 2019.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in Texas and the Gulf of Mexico. Larger companies have the ability to manage their risk by diversification. However, we lack substantial diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was more diversified. Moreover, the failure of any one drilling project will be significant to the Company and likely adversely affect us.

Strategic relationships upon which we rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully bid on and acquire interests in prospects, to discover resources, to participate in drilling opportunities through farm-in arrangements and to identify and enter into commercial arrangements with customers and partners, depends on our ability to obtain adequate capital to fund our commitments (historically this has been difficult), developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow. Our historic undercapitalization has negatively impacted our ability to develop and maintain strategic relationships.

To develop our business, we will endeavor to use the relationships of our management to enter into strategic relationships, which may take the form of working interest acquisitions, joint ventures with other private parties or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations and result in the curtailment of our business.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. Recent volatility during the last three years has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a price dipping below $27 in intra-day trading on January 20, 2016. This near-term volatility may affect future prices in 2019 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

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

While we intend to be the operator with respect to our onshore drilling operations, third parties will act as the operators and control the drilling and operating activities to be conducted on our offshore properties. Therefore, we may have limited control over certain decisions related to activities on our offshore properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results. As a result of the high daily costs involved with offshore drilling, any unexpected drilling problems can very quickly cause cost over-runs that are multiples of the original cost estimate to the Company’s interest.

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

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could adversely impact our operations and result in the cessation or curtailment of our operations.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At December 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

In accordance with the Delek Agreement and on behalf of the Company and the other working interest owners, GulfSlope as operator, spudded the OCS-G-35589 # 1 well on the Canoe Prospect on Vermilion Block 378 where the Company holds a 5% working interest in July 2018. The well was drilled and evaluated to a total depth of 5,765’ MD (5,700’ TVD). Based on LWD and other test results, thin oil bearing sands were encountered which require further study. As a result, open-hole plugs were set across several intervals in accordance with governmental regulations and the well is now plugged and abandoned at this time. Since the well is equipped with a mud-line suspension system, it is available for future re-entry as warranted.

At the beginning of September 2018, the Company and the other working interest owners began drilling operations at the Tau Prospect on Ship Shoal Blocks 336 and 351 offshore Louisiana. The well, OCS-G 36121 #1, is planned to test Miocene reservoirs beneath thick salt sheets in approximately 300’ of water depth. Operated by GulfSlope, the well is currently drilling below 14,500’ to an expected total depth below 16,500’ TVD. As a result of drilling difficulties on the well there have been substantial cost over-runs to date which the Company has not yet fully funded. As of March 15, 2019, the Company has been declared to be in default under the terms of its joint operating agreement by the operator regarding the payment of $1,299,229 due as of February 12, 2019 with respect to drilling the Tau Prospect. The operator of the Tau Prospect asserts that additional joint interest billings to the Company during the past 30 days have increased the total amount due to $1,915,304 as of March 15, 2019. The Company’s share of the original AFE to drill to 29,800’ MD was approximately $800,000. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect.

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

●	In Texas, we acquired a 50% working interest in the undrilled acreage above 4,500’ in the West Tuleta Field, Bee County, Texas comprised of approximately 1,800 gross acres and 900 net acres with a net revenue interest of approximately 75%. The primary drilling objectives are the Vicksburg and Hockley sands which are structurally high on this acreage compared to the prior downdip production.

●	In the adjacent Ray Field, also in Bee County, Texas, we acquired a 50% working interest in the undrilled, acreage on the Walton, Campbell, and Ray leases comprising approximately 75 gross acres with a net revenue interest of approximately 75%. The primary drilling objectives on this acreage are also the Vicksburg and Hockley sands updip to prior production above 3,700’.

●	Southeast of San Antonio at the Wilinda Project we are acquiring leases with working interest partners covering more than 4,400 acres for horizontal projects above 6,000’ in the Austin Chalk, Eagle Ford, and Buda Lime formation. These projects are adjacent to substantial prior production and contain both conventional and unconventional oil targets.

●	In September of 2018, we commenced drilling on the TXSO Richter Unit #1H well. The well was drilled, cased and cemented to a depth of 9,442’ with a horizontal lateral exceeding 4,000’. The well was frac’d and is now being evaluated with flowback testing. During the flowback period, the well initially produced at rates exceeding 1,000 barrels of frac load water per day with minor amounts of oil and gas. Subsequently, the oil and gas rates did not improve and the Company now believes that the water production is from a deeper zone which is obstructing the oil and gas flow from the Austin Chalk completion zone. The Company plans to isolate the section of the lateral that appears to be the source of the extraneous water and produce the remaining part of the lateral, using a comparable procedure to that used on a nearby well that encountered a similar problem.

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

Period	High Bid	Low Bid

October 1, 2018 through December 31, 2018	$0.026	$0.013
July 1, 2018 through September 30, 2018	0.048	0.010
April 1, 2018 through June 30, 2018	0.029	0.015
January 1, 2018 through March 31, 2018	0.055	0.015

October 1, 2017 through December 31, 2017	$0.11	$0.02
July 1, 2017 through September 30, 2017	0.03	0.01
April 1, 2017 through June 30, 2017	0.02	0.01
January 1, 2017 through March 31, 2017	0.09	0.02

Holders

The number of record holders of the Company’s common stock, as of April 1, 2019, is approximately 185.

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

Securities Authorized for Issuance Under Equity Compensation Plans

At the September 6, 2018 annual meeting, the stockholders approved the adoption of the Texas South Energy, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), effective July 28, 2018. The 2018 Plan authorizes the issuance of 100,000,000 shares of common stock prior to its expiration on July 28, 2028. Incentives under the 2018 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or performance stock awards which are valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of April 1, 2019, no awards have been granted.

Recent Sales of Unregistered Securities

None to report.

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

Overview

See Item 2 “Oil and Gas Properties” of this report for a detailed discussion of our participation agreements and various terms of these agreements under which the Company is currently operating. During 2018 drilling operations began both offshore and onshore and are discussed below.

In accordance with the Delek Agreement and on behalf of the Company and the other working interest owners, GulfSlope as operator spudded the OCS-G-35589 # 1 well on the Canoe Prospect on Vermilion Block 378 where the Company holds a 5% working interest in July 2018. The well was drilled and evaluated to a total depth of 5,765’ MD (5,700’ TVD). Based on LWD and other test results, thin oil bearing sands were encountered which require further study. As a result, open-hole plugs were set across several intervals in accordance with governmental regulations and the well is now plugged and abandoned at this time. Since the well is equipped with a mud-line suspension system, it is available for future re-entry as warranted.

At the beginning of September 2018, the Company and the other working interest owners began drilling operations at the Tau Prospect on Ship Shoal Blocks 336 and 351 offshore Louisiana. The well, OCS-G 36121 #1, is planned to test Miocene reservoirs beneath thick salt sheets in approximately 300’ of water depth. Operated by GulfSlope, the well is currently drilling below 14,500’ to an expected total depth below 16,500’ TVD. As a result of drilling difficulties on the well there have been substantial cost over-runs to date which the Company has not yet fully funded. As of March 15, 2019, the Company has been declared to be in default under the terms of its joint operating agreement by the operator regarding the payment of $1,299,229 due as of February 12, 2019 with respect to drilling the Tau Prospect. The operator of the Tau Prospect asserts that additional joint interest billings to the Company during the past 30 days have increased the total amount due to $1,915,304 as of March 15, 2019. The Company’s share of the original AFE to drill to 29,800’ MD was approximately $800,000. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect.

In September of 2018, we commenced drilling on the TXSO Richter Unit #1H well. The well was drilled, cased and cemented to a depth of 9,442’ with a horizontal lateral exceeding 4,000’. The well was frac’d and is now being evaluated with flowback testing. During the flowback period, the well initially produced at rates exceeding 1,000 barrels of frac load water per day with minor amounts of oil and gas. Subsequently, the oil and gas rates did not improve and the Company now believes that the water production is from a deeper zone which is obstructing the oil and gas flow from the Austin Chalk completion zone. The Company plans to isolate the section of the lateral that appears to be the source of the extraneous water and produce the remaining part of the lateral, using a comparable procedure to that used on a nearby well that encountered a similar problem.

The Company has incurred accumulated losses for the period from inception to December 31, 2018 of approximately $15,987,504. Further losses are anticipated in developing its business. As a result, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2018, the Company had $1,501,766 of cash on hand. As of the date of this Annual Report, we will require additional funds for the balance of 2019. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Of the $7.5 million of budgeted expenditures in calendar 2019, approximately $2.5 million is budgeted to cover salaries, consulting and professional services, other G&A expenses, and required working capital needs. Approximately $3.25 million is budgeted for the completion of the Tau Prospect in the Gulf of Mexico and $1.75 million is budgeted for additional onshore drilling at the Wilinda project. The exact amounts of capital ultimately allocated to each of these projects will depend upon available capital, proposals from working interest owners, success of prior drilling, problems encountered while drilling and/or completing existing wells and other factors.

Significant Accounting Policies

Investment Securities

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2018, the Company had net operating loss carryforwards of approximately $12,800,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the tax loss carryforwards.

Stock-based Compensation

At the September 6, 2018 annual meeting, the stockholders approved the adoption of the Texas South Energy, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), effective July 28, 2018. The 2018 Plan authorizes the issuance of 100,000,000 shares of common stock prior to its expiration on July 28, 2028. Incentives under the 2018 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or performance stock awards which are valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of April 1, 2019, no awards have been granted.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2018, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights and tangible and intangible drilling and completion costs.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2018 compared to December 31, 2017

We had no revenues during the years ended December 31, 2018 and December 31, 2017. General and administrative expenses were $2,482,209 for the year ended December 31, 2018, compared to $3,513,294 for the year ended December 31, 2017. The decrease in general and administrative expenses of $1,031,085 was primarily attributed to a decrease in consulting fees, compensation, and dues expenses. Consulting expenses in 2017 totaling $884,635 were non cash since stock was issued in exchange for the services rendered and those consulting expenses did not occur in 2018. Interest expense for 2018 totaled $152,214 of which $116,107 was accrued as of yearend.

We had a net loss of $3,110,744 for the year ended December 31, 2018, compared to a net loss of $3,842,467 for the year ended December 31, 2017. The decrease in net loss of $731,723 was due to a decrease of $1,031,085 in general and administrative expenses, a decrease in interest expense of approximately $58,000, and offset by an increase of approximately $296,000 in impairment expenses.

The basic and diluted loss per share for the years ended December 31, 2018 and December 31, 2017 was $(0.00) each year.

As of December 31, 2018, the Company’s cash balance was $1,501,766, compared to a cash balance of $455 as of December 31, 2017. As of December 31, 2018, the Company’s assets consisted of cash of $1,501,766, prepaid expenses of $33,300, accounts receivable of $1,262,311, related party accounts receivable of $4,302, net equipment and oil and gas properties of $14,122,615, and deposits of $8,340. As of December 31, 2017, the Company’s assets consisted of cash of $455, prepaid expenses of $29,555, accounts receivable of $3,261, net equipment and oil and gas properties of $11,811,977, and deposits of $8,340.

Cash flow from Operating Activities

During the year ended December 31, 2018, we provided cash of $1,968,303 for operating activities as compared to a use of cash of $1,127,982 during the year ended December 31, 2017. The decrease in cash used for operating activities during the year was primarily due to the increase in accounts payable and accrued expenses incurred during the year instead of using cash.

Cash flow from Investing Activities

During the year ended December 31, 2018 we used $2,803,772 to pay leases and acquire oil and gas properties. During the year ended December 31, 2017, we used $758,272 to pay leases and acquire oil and gas properties. During 2018 we received $810,000 from Delek for the offshore operations and $80,000 for settlement of a dispute to reimburse expenses.

Cash flow from Financing Activities

During the year ended December 31, 2018, we received $1,166,999 related to the sale of the Company’s common stock and $21,081 from the proceeds of short term debt. The Company made payments on short term debt totaling $48,928 during 2018. During the year we received advances from working interest partners of $5,062,059 and applied $4,754,431 of those advances against the joint interest bills. During the year ended December 31, 2017, we received $665,000 related to the sale of the Company’s common stock, $837,000 from the proceeds of short term debt and $70,777 from the proceeds of long term debt. The Company made payments on short term debt totaling $11,157 during 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of $1,501,766 and a working capital deficit of $4,087,299. Our net loss of $3,110,744 for the year ended December 31, 2018 was primarily funded by proceeds raised from equity financings, payments from working interest owners, and loans from related parties.

As of April 1, 2019, we believe that we have sufficient cash on hand to fund limited operations. We have budgeted required capital expenditures and other operating expenses during calendar 2019 of approximately $7.5 million. These estimates are projections only and will vary depending upon a number of factors, including timing of and actual drilling operations commenced and maintained, completion and transportation costs, bonding and insurance costs, seismic expenses, other customary and ordinary drilling costs that are difficult to estimate, farm-in and farm-out arrangements, and ability to attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on offshore prospects. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing. It is expected, but not guaranteed, that these expenditures will be funded through future revenues, best-efforts equity or debt offerings, future production revenues from planned drilling activity, or a combination of all.

The proposed expenditures for the calendar year 2019 are subject to change based on the execution of our business plan, actual drilling expenses that exceed our budget, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2019. Drilling activity commenced on the onshore and the offshore prospects during the third quarter 2018 and is ongoing in both areas at this time.

Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity and debt financings. We do not have any credit or equity facilities currently available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise the capital necessary to fund our operations and business plan. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Texas South Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas South Energy, Inc. and its wholly owned subsidiary Texas South Operating Company, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The 2018 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

We have served as the Company’s auditor since October 2013.

Houston, Texas

April 1, 2019

Texas South Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$1,501,766	$455
Prepaid expenses	33,300	29,555
Accounts receivable – joint interest billings	1,262,311	3,261
Accounts receivable – related party	4,302	-
TOTAL CURRENT ASSETS	2,801,679	33,271

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method, net	14,094,438	11,779,201
Furniture, fixtures and equipment	43,195	39,712
Less: accumulated depreciation	(15,018)	(6,936)
TOTAL PROPERTY AND EQUIPMENT, NET	14,122,615	11,811,977

OTHER ASSETS	8,340	8,340

TOTAL ASSETS	$16,932,634	$11,853,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,739,908	$159,512
Accounts payable – related party	-	201,812
Accrued expenses	34,154	77,279
Accrued expenses – related party	805,000	385,000
Accrued interest – related party	183,515	40,693
Advances from working interest owners	307,628	-
Notes payable	9,773	9,620
Convertible notes payable – related party	809,000	837,000
Due to related party	-	9,828
TOTAL CURRENT LIABILITIES	6,888,978	1,720,744

LONG TERM LIABILITIES
Convertible notes payable	-	1,118,355
Convertible notes payable – related party	300,000	50,000
Notes payable – related party	-	250,000
Asset retirement obligations	40,380	-
Accrued expenses	1,798,543	894,272
Accrued interest	-	403,636
Accrued interest – related party	-	26,178
TOTAL LONG TERM LIABILITIES	2,138,923	2,742,441

TOTAL LIABILITIES	9,027,901	4,463,185

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock
50,000,000 shares preferred stock authorized, none issued and outstanding	-	-
Common stock
1,500,000,000 shares common stock authorized, $0.001 par value, 998,449,769 and 821,790,670 shares of common stock issued and outstanding at December 31, 2018 and December 31, 2017	998,449	821,790
Additional paid-in capital	22,893,788	19,445,373
Accumulated deficit	(15,987,504)	(12,876,760)
Total stockholders’ equity	7,904,733	7,390,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,932,634	$11,853,588

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31, 2018	December 31, 2017

REVENUE	$--	$--

EXPENSES
Depreciation expense	8,082	6,936
Impairment expense	452,018	156,082
Accretion expense	414	--
Workover expense	27,625	--
General and administrative expense	2,482,209	3,513,294
TOTAL EXPENSES	2,970,348	3,676,312

LOSS FROM OPERATIONS	(2,970,348)	(3,676,312)

OTHER INCOME / (EXPENSE)
Other income	11,818	44,122
Interest expense, net	(152,214)	(210,277)
TOTAL OTHER INCOME / (EXPENSE)	(140,396)	(166,155)

NET LOSS	$(3,110,744)	$(3,842,467)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	927,954,828	786,768,478

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	553,490,670	$553,490	$16,869,038	$(9,034.293)	$8,388,235

Stock issued for cash	33,250,000	33,250	631,750	-	665,000
Stock issued for services	112,550,000	112,550	772,085	-	884,635
Stock issued for Sydson acquisition	100,000,000	100,000	745,000	-	845,000
Stock issued to extinguish other debt	22,500,000	22,500	427,500	-	450,000
Net loss for the year ended December 31, 2017	-	-	-	(3,842,467)	(3,842,467)

Balance, December 31, 2017	821,790,670	821,790	19,445,373	(12,876,760)	7,390,403

Stock issued for cash	66,683,350	66,683	1,100,316	-	1,166,999
Stock issued for services	26,177,602	26,178	464,944	-	491,122
Stock issued for settlements	20,600,000	20,600	391,400	-	412,000
Stock issued to extinguish other debt	63,198,147	63,198	1,491,755	-	1,554,953
Net loss for the year ended December 31, 2018	-	-	-	(3,110,744)	(3,110,744)
Balance, December 31, 2018	998,449,769	$998,449	$22,893,788	$(15,987,504)	$7,904,733

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Net loss	$(3,110,744)	$(3,842,467)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment expense	452,018	156,082
Accretion	414	-
Depreciation	8,082	6,936
Gain on disposal of debt	(9,828)	(42,324)
Stock compensation	86,121	884,635
Changes in operating assets and liabilities:
Change in accounts receivable	(1,259,050)	(3,261)
Change in accounts receivable – related party	(5,502)	-
Change in prepaid expenses	(3,745)	45,988
Change in accounts payable and accrued expenses	4,537,271	118,474
Change in accounts payable and accrued expenses – related party	338,819	1,547,955
Change in accrued liabilities, long term	904,271	-
Change in accrued interest	30,176	-

NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	1,968,303	(1,127,982)

Proceeds from participation agreements	810,000	-
Proceeds from reimbursement of operating costs	80,000	(4,156)
Acquisition of equipment and oil and gas properties	(2,803,772)	(754,116)
NET CASH USED IN INVESTING ACTIVITIES	(1,913,772)	(758,272)

Proceeds from issuance of notes payable	21,081	70,777
Repayment of notes payable	(48,928)	(11,157)
Proceeds from issuance of notes payable – related party	-	837,000
Advances from joint interest owners	5,062,059	-
Advances applied against joint interest bills	(4,754,431)	-
Proceeds from sale of common stock (issued)	1,166,999	665,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,446,780	1,561,620

NET INCREASE/(DECREASE) IN CASH	1,501,311	(324,634)

CASH, BEGINNING OF PERIOD	455	325,089

CASH, END OF PERIOD	$1,501,766	$455

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash activity:
Convert note payable and accrued interest into common stock	$1,554,953	$450,000
Issuance of common stock and note payable for assets	$-	$1,095,000
Issuance of common stock for assets	$405,000	-
Issuance of common stock for settlements	$412,000	-
Assignment of note receivable for note payable	$-	$131,645

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for financial information. Intercompany accounts and transactions are eliminated. The accompanying audited consolidated financial statements have been prepared on the same basis as the audited financial statements for the transition report ended December 31, 2017.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes. As of December 31, 2018, the Company had net operating loss carryforwards of approximately $12,800,000 that may be available to reduce future years’ taxable income and will begin to expire in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is subject to income tax examinations by the U.S federal, state, or local tax authorities for years since inception to date.

Stock-based Compensation

At the September 6, 2018 annual meeting, the stockholders approved the adoption of the Texas South Energy, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), effective July 28, 2018. The 2018 Plan authorizes the issuance of 100,000,000 shares of common stock prior to its expiration on July 28, 2028. Incentives under the 2018 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or performance stock awards which are valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of April 1, 2019, no awards were granted. Common stock has been granted to employees and third parties for services rendered (see Note 5 – Common Stock).

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of December 31, 2018, the Company’s oil and gas properties consisted of capitalized acquisition costs for unproved mineral rights and tangible and intangible drilling and completion costs.

Investment Securities

Not applicable.

Asset Retirement Obligations

We record liabilities (asset retirement obligations “ARO”) for the future costs of plugging, dismantlement and abandonment of our wells. There is also an associated increase in the carrying amount of the tangible assets for which the liabilities were recorded.  The fair values of new asset retirement obligations are estimated using expected future costs discounted to present value.  The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset.  Accretion expense is recorded as the discounted liability is accreted to its expected settlement value.  Asset retirement obligations are revised primarily for changes to the estimated date of the retirement and the estimated cost of the retirement.

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

Other new pronouncements issued but not effective until after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has accumulated losses as of December 31, 2018, of $15,987,504. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – PROPERTY & EQUIPMENT

Oil and Gas Properties

The Company’s capitalized oil and gas properties comprised the following:

	December 31, 2018	December 31, 2017

Unproved leasehold costs	$12,659,884	$11,779,201
Uncompleted wells, equipment and facilities	1,434,554	-
Total costs	$14,094,438	$11,779,201

The majority of the assets are undeveloped offshore leases in the Gulf of Mexico. Included are onshore properties which were acquired during the Sydson acquisition. Both are currently being developed. At December 31, 2018, the properties were evaluated for impairment and the Company recorded $452,018 to impairment expense for the Canoe Prospect.

Participation Agreement

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At December 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

Acquisition

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

The consideration payable by the Company to Sydson and affiliates was (i) 100 million shares of Company common stock to Michael J. Mayell valued at $845,000 and (ii) $250,000 through a promissory note originally due March 5, 2017, was extended to January 1, 2019, and recently extended to January 1, 2020.

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

Other Property

The Company has $43,195 of furniture and fixtures, software and equipment. The majority of the assets were acquired during the Sydson acquisition in January 2017. The accumulated depreciation as of December 31, 2018 is $15,018. Depreciation is being recorded using the straight line method of depreciation.

NOTE 5 – COMMON STOCK

The Company has 1,500,000,000 shares of common stock authorized with a par value of $0.001. As of December 31, 2018 the Company has 998,449,769 shares of common stock issued and outstanding. During the year ended December 31, 2018, the Company sold 66,683,350 shares of stock at a price of $.02 per share for a total of $1,166,999. During the year ended December 31, 2018 the Company also issued 20,000,000 shares in exchange for lease brokerage fees valued at $400,000, issued 250,000 shares in exchange for consulting fees totaling $5,000, issued 63,198,147 shares in exchange for the conversion of $1,554,953 of debt and accrued interest, issued 20,600,000 shares in exchange for settlements valued at $412,000 and issued 5,927,602 shares to three employees and a consultant for services rendered for $86,121.

As of December 31, 2018, the Company has not granted any stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, Sydson owes the Company $4,302 which is reported on the balance sheet as “Accounts receivable - related party”.

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement and was issued 27 million shares which is discussed in more detail in footnote 12 “Commitments and Contingencies”. As of December 31, 2018, the Company has accrued twenty-three months of Mr. Askew’s consulting agreement totaling $805,000. This accrual is reported on the balance sheet as “Accrued expenses – related party”.

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

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). During the year ended December 31, 2017, Sydson and Mr. Mayell paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017 the Company signed a note payable agreement with Sydson for $70,000 which represents a portion of the balance owed to Sydson, with the remainder reported as “Accounts Payable – related party” on the balance sheet. Also on August 11, 2017 the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. The note payable balances as of December 31, 2018 are $70,000 to Sydson and $47,000 to Mr. Mayell and are reported on the balance sheet under current liabilities as “Convertible notes payable – related party”. The accrued interest on these notes is $16,260 as of December 31, 2018, $9,728 payable to Sydson and $6,532 payable to Mr. Mayell. During March 2019 the Company paid Sydson $46,333 on the $70,000 note payable balance and $1,167 of accrued interest.

As discussed in Note 8, the Company owes Sydson $250,000 plus accrued interest totaling $55,098 on a note related to the acquisition of Sydson assets. During January 2019 the interest accrued as of December 31, 2018 was paid and the terms were extended to January 1, 2020.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. During 2018 $28,000 was paid to Mr. Mayell on his notes payable leaving a balance of $222,000. Interest expense has been accrued as of December 31, 2018 for $39,044 to Mr. Mayell and $40,556 to JTB Energy LLC. JTB Energy LLC is a related party of Mr. Mayell.

Also discussed in Note 8, Mr. Mayell loaned the Company a total of $220,000 during October 2017. The accrued interest on these notes payable total $27,021 as of December 31, 2018.

Listed below is a table summarizing the amounts owed to Mr. Mayell and his related parties.

Name of Related Party	Original Amount	Amount repaid	Balance owed 12/31/18	Accrued Interest	Total owed	Interest rate	Convertible into Shares of Stock
Mr. Michael Mayell	686,630	(197,630)	489,000	72,597	561,597	10%	Yes
Sydson Energy, Inc.	360,115	(295,617)	64,498	9,728	74,226	10%	Partial
Sydson Resources, LP	382,500	(131,300)	251,200	55,098	306,298	10%	Yes
JTB Energy, LLC	250,000	0	250,000	40,556	290,556	10%	Yes
Total	$1,679,245	($624,547)	$1,054,698	$177,979	$1,232,677

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest was due January 1, 2019 with an interest rate of 10% per annum, however the note was extended to January 1, 2020. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under long term liabilities on the balance sheet.

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

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. This note payable is now a convertible note and is disclosed in Note 8 – Convertible Notes Payable.

The company financed the current year insurance premiums and that note has a balance of $9,773 as of December 31, 2018. This note is reported as “Notes payable” under current liabilities on the balance sheet.

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

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. The note was amended effective March 23, 2017 to extend the due date to January 1, 2019 and to charge a fixed rate of 10% interest on the note. During January 2019, the due date was extended to January 1, 2020 and the note was amended to allow for the conversion of the note into shares of common stock. During the outstanding period, the note is convertible at the option of the Sydson up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The balance of $250,000 is included in “Convertible Notes payable-related party” in the long term section of the balance sheet.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the $10,000,000 offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are both considered related party transactions. The notes are reported as “Convertible notes payable – related party” under current liabilities. During June 2018 the Company paid $18,000 and during July 2018 the Company paid an additional $10,000 on this note payable leaving a balance of $97,000 as of December 31, 2018.

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

During August 2017, the Company converted a portion of the accounts payable balances owed to Sydson and Mr. Mayell to note payable agreements, charging interest at 10% per annum. Both Sydson and Mr. Mayell had advanced money to the Company and paid invoices on behalf of the Company, which had previously been reported as “Accounts payable – related party”. The Company converted $70,000 into a note payable to Sydson and $47,000 into a note payable to Mr. Mayell. The notes are reported as “Convertible notes payable – related party” under current liabilities. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share. During March 2019 the Company paid Sydson $46,333 on the $70,000 note payable balance and $1,167 of accrued interest.

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

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest was due January 1, 2019 with an interest rate of 10% per annum, however during January 2019, the terms were extended to January 1, 2020. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under long term liabilities on the balance sheet.

NOTE 9 – NOTES RECEIVABLE

In October 2016, the Company loaned the principal amount of $47,138 to a third party under an interest free, demand promissory note agreement for the purpose of travel expenses and rentals. Subsequent to October 2016, the note was further increased to $68,498 as of December 31, 2016. During March 2017, the note was further increased to $131,645 and then assigned to an investor as a reduction in the note payable balance leaving a notes receivable balance of zero as of December 31, 2018. See note 8 for further information.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	December 31, 2018	December 31, 2017
Federal income tax benefit at the statutory rate:
Federal income tax at statutory rate of 21%	$(540,000)	$(693,000)
Effect of rate change	—	715,000
Change in valuation allowance	540,000	(22,000)
Net benefit	$—	$—

The significant items comprising our net deferred tax amount is as follows:

	December 31, 2018	December 31, 2017
Deferred tax attributed:
Net operating loss carryover	$2,700,000	$3,300,000
Effect of rate change	—	(2,607,000)
Less: valuation allowance	(2,700,000)	(693,000)
Net deferred tax asset	$—	$—

At December 31, 2018, the Company had an unused net operating loss carryforward approximating $12,800,000 that is available to offset future taxable income; the loss carryforward will start to expire in 2028. The Company’s tax returns are open to audit under the statute of limitations for the years ending 2016 through 2018 for federal tax purposes.

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

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that began on January 5, 2017 and terminates on December 31, 2020. The Company issued 65.1 million common shares to Mr. Connally. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance.

The Company entered into an employment agreement with Mr. Mayell on January 4, 2017 that terminates on December 31, 2020. The Company issued Mr. Mayell 100 million common shares. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance.

Effective March 1, 2017 the above mentioned employment agreements with Mr. Connally and Mr. Mayell were amended to extend the due dates. The payments are now due at the end of the terms of the agreements, which is December 31, 2020. These liabilities are accrued in the financial statements for the year ended December 31, 2018 however they are now reported as long term on the balance sheet.

In April 2018, the employment agreements for Mr. Mayell and Mr. Connally were amended, whereby all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from January 2017 through April 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. In October 2018, the employment agreements for Mr. Mayell and Mr. Connally were amended, whereby all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from May 2018 through September 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. In January 2019, the employment agreements for Mr. Mayell and Mr. Connally were amended, whereby all or a portion of the compensation owed to Mr. Mayell and Mr. Connally for the period from October 2018 through December 31, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, neither has elected to convert the compensation owed into common stock. If all of the compensation owed was converted into shares of stock, Mr. Mayell would receive 42,000,000 shares and Mr. Connally would receive 41,500,000 shares.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At December 31, 2018, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

NOTE 13 – ASSET RETIREMENT OBLIGATIONS

During the fourth quarter of 2018 the Company began recording liabilities for the estimated cost to plug, dismantle and abandon our wells. These liabilities will be adjusted annually based on changes to the estimated date to retire the assets or changes to the estimated costs to retire the assets. Accretion expense is recorded quarterly as the discounted liability is accreted to its expected settlement value.  A summary of the changes in our asset retirement obligation is included in the table below:

Asset Retirement Obligations	Year Ended December 31, 2018	Year Ended December 31, 2017

Balance, beginning of year	$--	$--
Liabilities recorded	39,966	--
Accretion expense	414	--
Balance, end of year	40,380	--
Less: Current portion	--	--
Long-term portion	$40,380	$--

NOTE 14 – SUBSEQUENT EVENTS

On January 31, 2019, the Company issued 750,000 shares to an employee for services rendered.

Effective January 1, 2019 the Company agreed to pay accrued interest totaling $5,536 on the $50,000 shareholder note payable balance. The due date was also extended to January 1, 2020.

Effective January 1, 2019 the Company extended the due date to January 1, 2020 on the note payable balance of $250,000 to Sydson Resources, LP. The terms were also amended to allow that during the outstanding period, the note is convertible at the option of Sydson Resources, LP up to the outstanding principal and unpaid interest into common shares at $0.02 per share. During January 2019 interest totaling $55,098 was paid for accrued interest through December 31, 2018.

During January and February 2019, the Company paid Mr. Mayell interest totaling $72,598 on his note payable balances and paid Sydson Energy, Inc. interest totaling $9,728 on its $70,000 note payable balance. These totals represent the total accrued interest through December 31, 2018.

Effective March 4, 2019 an employee / shareholder of the Company loaned the Company $80,000, payable on demand with an interest rate of 10%. The terms allow the principal and unpaid interest to be convertible at the option of the employee / shareholder into common shares at $0.02 per share.

During March 2019 the Company paid Sydson $46,333 on the $70,000 note payable balance and $1,167 of accrued interest.

As of March 15, 2019, the Company has been declared to be in default under the terms of its joint operating agreement with GulfSlope Energy, Inc. regarding the payment of $1,299,229 due as of February 12, 2019 with respect to drilling the Tau Prospect in the Gulf of Mexico Outer Continental Shelf. GulfSlope, the Operator of the Tau Prospect, asserts that additional billings by GulfSlope to the Company during the past 30 days have increased the total amount due to $1,915,304 as of March 15, 2019. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer and directors as of April 1, 2019, and their respective ages, position and biographical information are set forth below.

Name	Age	Title
Michael J. Mayell	71	Chief Executive Officer, Chief Financial Officer and Director
John B. Connally, III	72	Chairman of the Board

Mr. Mayell has served as our chief executive officer and director since January 2017 and he has over 46 years of experience in the oil and gas business. Mr. Mayell founded Sydson in 1982 and has served as an officer and director of Sydson since 1987. In 1985, Mr. Mayell co-founded The Meridian Resource Corporation (NYSE) and served as the president and chief operating officer of Meridian for over 20 years. Mr. Mayell began his career with Shell Oil Company in New Orleans, La. in the drilling and production engineering groups responsible for drilling and producing fields both onshore and offshore South Louisiana. Mr. Mayell received his Bachelor of Science degree in mechanical engineering from Clarkson University.

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

Key Employees and Consultants

Key employees and consultants as of April 1, 2019 are:

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. The Company held an annual meeting on September 6, 2018. The Board of Directors did not hold any meetings during the year and acted by written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to the twelve months ended December 31, 2018, except for Mr. Connally who has not filed a Form 4 to reflect (i) the gift of 15,000,000 shares in June 2018, the gift of 6,850,000 shares in November 2018; and the gift of 9,200,000 shares in December 2018 and (ii) the grant by the Company, approved by the board of directors, in May 2018 of the right to convert past accrued compensation from January 4, 2017 through April 30, 2018 into 27,500,000 shares, the grant by the Company, approved by the board of directors, in October 2018 of the right to convert past accrued compensation from May 1, 2018 through September 30, 2018 into 8,750,000 shares, the grant by the Company, approved by the board of directors, in January 2019 of the right to convert past accrued compensation from October 1, 2018 through December 31, 2018 into 5,250,000 shares. Mr. Connally has not sold any shares of the Company stock during the past twelve months.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following table contains compensation data for our named executive officers as of the years ended December 31, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total

Michael J. Mayell, CEO *	2018	$420,000	$	$	$	$	$420,000
John B. Connally III, Chairman of the Board *	2018	$420,000	$	$	$	$	$420,000
Michael J. Mayell, CEO*	2017	$420,000	$	$	$	$	$420,000
John B. Connally III, Chairman of the Board*	2017	$420,000	$	$	$	$	$420,000

*	Mr. Mayell’s and Mr. Connally’s salaries for 2018 and 2017 have not been paid, but were accrued.

Employment and Consulting Arrangements

The Company entered into an employment agreement with Mr. Mayell that terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Mayell notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Mayell a base salary of $420,000 per annum and Mr. Mayell shall be entitled to standard and customary benefits. Mr. Mayell has agreed to standard non-disclosure and non-competition provisions. Upon termination of Mr. Mayell by the Company other than for cause, Mr. Mayell is entitled to receive three years of his then compensation as severance. In March 2017, the due dates of the compensation payments were extended to the end of the term. During 2018 the employment agreement for Mr. Mayell was amended, whereby all or a portion of the compensation owed to Mr. Mayell for the period from January 2017 through December 31, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, Mr. Mayell has not elected to convert any of the compensation owed into common stock. If all of the compensation owed was converted into shares of stock, Mr. Mayell would receive 42,000,000 shares.

The Company entered into an employment agreement with John B. Connally III to serve as chairman of the board that terminates on December 31, 2020. Upon December 31 of each calendar year, the term shall be extended for one additional year, provided that neither the Company nor Mr. Connally notify the other on or prior to 90 days before the applicable December 31st date that either party does not intend to extend this agreement. The Company shall pay to Mr. Connally a base salary of $420,000 per annum, issued him 65.1 million shares, and Mr. Connally shall be entitled to standard and customary benefits. Mr. Connally has agreed to standard non-disclosure provisions. Upon termination of Mr. Connally by the Company other than for cause, Mr. Connally is entitled to receive three years of his then compensation as severance. In March 2017, the due dates of the compensation payments were extended to the end of the term. During 2018 the employment agreement for Mr. Connally was amended, whereby all or a portion of the compensation owed to Mr. Connally for the period from January 2017 through December 31, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, Mr. Connally has not elected to convert any of the compensation owed into common stock. If all of the compensation owed was converted into shares of stock, Mr. Connally would receive 41,500,000 shares.

Mr. Askew resigned as an executive officer and director of Texas South in January 2017 and entered into a consulting agreement with the Company that terminates on December 31, 2020, and such term shall be extended for an additional one-year period upon December 31 of each calendar year, provided that neither the Company nor consultant notify the other on or prior to 90 days before the applicable December 31st that either party does not intend to extend this agreement. The Company shall pay to Mr. Askew $35,000 net per month and issued Mr. Askew 27 million shares of Company common stock. Upon termination of Mr. Askew by the Company other than for cause, Mr. Askew is entitled to receive three years of his then consulting compensation as severance. During 2018 the employment agreement for Mr. Askew was amended, whereby all or a portion of the compensation owed to Mr. Askew for the period from February 2018 through April 30, 2018 can be paid by the Company, at the option of the employee, in restricted shares of the Company’s common stock valued at $0.02 per share. As of the filing date of this report, Mr. Askew has not elected to convert any of the compensation owed into common stock. If all of the compensation owed was converted into shares of stock, Mr. Askew would receive 26,250,000 shares.

In January 2017, the Company entered into a two-year agreement with Ernest Miller to provide financial consulting services to the Company for up to 20 hours per month pursuant to which the Company paid Mr. Miller 5 million shares of Company common stock. This agreement expired effective January 2019.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the twelve months ended December 31, 2018.

Outstanding Equity Awards at Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2018.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During the years ended 2018 and 2017, the director of the Company was not compensated for his services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of April 1, 2019, there were 999,199,769 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned

Named Executive Officers and Directors:
Michael J. Mayell	190,050,025	(1)	17.39%
John B. Connally III	71,450,000	(2)	6.87%
All directors & executive officers as a group (2 persons)	261,500,025		23.05%
5% or Greater Shareholders

Desertaire Enterprises, LP(3)	71,016,675	(3)	7.09%
James M. Askew	108,386,000	(4)	10.57%

(1)	Comprised of (i) 96,416,675 shares of common stock issued and outstanding, and (ii) 93,633,350 shares of common stock issuable upon conversion of outstanding indebtedness and compensation agreements.
(2)	Comprised of (i) 29,950,000 shares of common stock issued and outstanding, and (ii) 41,500,000 shares of common stock issuable upon conversion of compensation agreements.
(3)	Address is 3 Strawberry Canyon, The Woodlands, TX 77382. Comprised of (i) 68,516,675 shares of common stock issued and outstanding, and (ii) 2,500,000 shares of common stock issuable upon conversion of outstanding indebtedness.
(4)	Comprised of (i) 82,136,000 shares of common stock issued and outstanding, and (ii) 26,250,000 shares of common stock issuable upon conversion of outstanding indebtedness.

Description of Capital Stock

We are authorized to issue 1,500,000,000 shares of common stock, par value $0.001, of which 999,199,769 shares are issued and outstanding as of April 1, 2019. We are also authorized to issue 50,000,000 shares of blank check preferred stock, none of which have been issued as of the date of this Annual Report.

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

Our Articles of Incorporation state that we have elected not to be governed by the “business combination” provisions, therefore, they currently do not apply to us.

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

Derivative Securities

An aggregate of 165,200,000 shares of common stock underlie derivative securities outstanding as of December 31, 2018, comprised of 109,750,000 shares of common stock underlie employment/consulting agreements and 55,450,000 shares of common stock underlie convertible notes.

Transfer Agent

The transfer agent and registrar for our common stock is Transhare Corporation, whose address is 15500 Roosevelt Boulevard, Suite 302, Clearwater, Florida 33760.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the Sydson transaction, as disclosed in detail in Item 1, “Business – The Company,” the Company entered into employment agreements with Messrs. Mayell and Connally, and a consulting agreement with Mr. Askew, as disclosed in Item 11, “Executive Compensation-Employment and Consulting Agreements.” The shares of common stock originally issued to Messrs. Mayell, Connally and Askew were issued for nominal consideration.

In connection with the Wilinda Prospect, Mr. Askew acquired a 1% working interest and purchased 500,000 shares of the Company’s common stock. Desertaire Enterprises, L.P. acquired a 5.83% working interest and purchased 2,916,675 shares of the Company’s common stock. Sydson Resources, L.P., an affiliate of Mr. Mayell, acquired a 1% working interest and purchased 500,000 shares of the Company’s common stock. All these acquisitions were made on the same terms and agreements as the remaining working interest owners.

During 2018 the Company reimbursed Mr. Connally approximately $55,000 for expenses incurred on behalf of the Company. Desertaire Enterprises, L.P. loaned the Company $50,000 during 2017 and Mr. Mayell and his related affiliates loaned the Company a total of $1,679,245 during 2017 and 2018. See Footnote 6 “Related Party Transactions” and Footnote 8 “Convertible Notes Payable” for a complete discussion of these notes.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, LBB & Associates Ltd., LLP, during the years ended December 31, 2018 and 2017.

	2018	2017

Total audit fees	$77,550	$65,250

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 27, 2013.
3.2	Amended and Restated Bylaws of Texas South Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 12, 2013.
3.3	Amended and Restated Articles of Incorporation of Texas South Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed September 11, 2018.
4.1	Common Stock Specimen incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.1*	Employment Agreement, by and between the Company and James M. Askew incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.2	Consulting Agreement by and between the Company and John Connally incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.3	Contract For Sale, dated effective January 22, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 27, 2014.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed February 13, 2014.
10.5	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 24, 2014.
10.6	Note Agreement, as amended, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 24, 2014.
10.7	Amendment No. 1 to Employment Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 24, 2014.
10.8	Indemnification Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 24, 2014.
10.10	Amendment to Consulting Agreement by and between the Company and John Connally, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 13, 2014.
10.13	Asset Purchase Agreement by and among Texas South Energy, Inc., Sydson Resources, L.P., and Sydson Energy, Inc., dated January 4, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 10, 2017
10.14*	Employment Agreement by and between the Company and Michael J. Mayell dated January 4, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 10, 2017.
10.15*	Consulting Agreement by and between the Company and James M. Askew dated January 5, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 10, 2017.
10.16*	Employment Agreement by and between the Company and John B. Connally, III dated January 5, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 10, 2017.
10.17	Participation Agreement by and between the Company and Delek GOM Investments, LLC, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 12, 2018.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed February 13, 2014.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

Item 16: Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas South Energy, Inc.

Date: April 1, 2019	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer, President, and Director