Form 10-Q
period 2019-03-31
Texas South Energy, Inc.
filed 2019-05-20
CIK 1506742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	TXSO	OTCPK

As of May 20, 2019, the registrant’s outstanding common stock consisted of 999,199,769 shares.

TEXAS SOUTH ENERGY, INC.

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

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s annual report for the year ended December 31, 2018 (the “2018 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2018 Annual Report.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

UNAUDITED CONSOLIDATED BALANCE SHEETS	Page F-2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	Page F-3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Page F-4

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page F-5

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$185,169	$1,501,766
Prepaid expenses	19,758	33,300
Accounts receivable – joint interest billings	583,246	1,262,311
Accounts receivable – related party	4,315	4,302
TOTAL CURRENT ASSETS	792,488	2,801,679

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method, net	13,902,187	14,094,438
Furniture, fixtures and equipment	43,195	43,195
Less: Accumulated depreciation	(17,099)	(15,018)
TOTAL PROPERTY AND EQUIPMENT, NET	13,928,283	14,122,615

OTHER ASSETS	8,340	8,340

TOTAL ASSETS	$14,729,111	$16,932,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,676,786	$4,739,908
Accrued expenses	102,039	34,154
Accrued expenses – related party	910,000	805,000
Accrued interest – related party	67,606	183,515
Advances from joint interest owners	296,809	307,628
Notes payable	3,947	9,773
Convertible notes payable – related party	1,142,667	809,000
TOTAL CURRENT LIABILITIES	7,199,854	6,888,978

LONG TERM LIABILITIES
Convertible notes payable – related party	--	300,000
Asset retirement obligations	43,632	40,380
Accrued expenses	1,952,766	1,798,543
TOTAL LONG TERM LIABILITIES	1,996,398	2,138,923

TOTAL LIABILITIES	9,196,252	9,027,901

STOCKHOLDERS’ EQUITY
Preferred stock 50,000,000 shares preferred stock authorized, none issued and outstanding	--	--
Common stock 1,500,000,000 shares common stock authorized, $0.001 par value, 999,199,769 and 998,449,769 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	999,199	998,449
Additional paid-in capital	22,900,688	22,893,788
Accumulated deficit	(18,367,028)	(15,987,504)
Total stockholders’ equity	5,532,859	7,904,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,729,111	$16,932,634

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

REVENUE	$--	$--

EXPENSES
Workover expense	37,221	--
Impairment expense	1,778,000	--
Depreciation expense	2,081	1,907
Accretion expense	3,252	--
General and administrative expense	530,721	597,427

LOSS FROM OPERATIONS	(2,351,275)	(599,334)

OTHER INCOME (EXPENSE)
Other income	81	10,230
Interest expense	(28,330)	(48,382)
TOTAL OTHER INCOME (EXPENSE)	(28,249)	(38,152)

NET LOSS	$(2,379,524)	$(637,486)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	999,191,436	859,137,337

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS SOUTH ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,379,524)	$(637,486)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment expense	1,778,000	--
Depreciation expense	2,081	1,907
Accretion expense	3,252	--
Common stock awarded to employees in lieu of cash compensation	7,650	39,610
Gain on disposal of debt	--	(9,828)
Changes in operating assets and liabilities:

Change in accounts receivable	679,052	--
Change in prepaid expenses	13,542	(14,458)
Change in accounts payable and accrued expenses	4,763	(11,098)
Change in current accrued liabilities - related party	(10,909)	160,426
Change in long term accrued liabilities – related party	154,223	226,068
Change in long term accrued interest	--	16,606
Change in long term accrued interest - related party	--	(26,178)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	252,130	(254,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from participation agreements	--	485,000
Acquisition of oil and gas properties	(1,585,749)	(125,711)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,585,749)	359,289

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term debt	(52,159)	(5,737)
Proceeds from issuance of notes payable	80,000	--
Advances from joint interest owners	--	251,250
Advances applied against joint interest bills	(10,819)	--
Proceeds from sale of common stock	--	213,000
Proceeds from sale of common stock (to be issued)	--	185,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,022	643,513

NET INCREASE (DECREASE) IN CASH	(1,316,597)	748,371

CASH, BEGINNING OF PERIOD	$1,501,766	$455

CASH, END OF PERIOD	$185,169	$748,826

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$144,127	$--
Income taxes	$--	$--

Noncash activities:
Issuance of common stock for assets	$--	$400,000
Conversion of note payable into common stock and accrued interest	$--	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Texas South Energy, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Intercompany accounts and transactions are eliminated. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company’s annual report for the year ended December 31, 2018 (the “2018 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited consolidated financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2018 Annual Report.

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

Other new pronouncements issued but not effective until after March 31, 2019 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operational costs in order to allow it to continue as a going concern. The Company has accumulated losses as of March 31, 2019, of $18,367,028. The Company will be dependent upon the raising of additional capital through the best-efforts placement of its equity and/or debt securities in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - OIL & GAS PROPERTIES

Oil and Gas Properties

The Company’s capitalized oil and gas properties comprised the following:

	March 31, 2019	December 31, 2018

Unproved leasehold costs	$13,307,670	$12,659,884
Uncompleted wells, equipment and facilities	594,517	1,434,554
Total costs	$13,902,187	$14,094,438

The majority of the assets are undeveloped offshore leases in the Gulf of Mexico. Included are onshore properties which were acquired during the Sydson acquisition. Both are currently being developed. At December 31, 2018, the properties were evaluated for impairment and the Company recorded $452,018 to impairment expense primarily for the Canoe Prospect. Additional impairment of $1,778,000 was recorded during the first quarter of 2019 due to the subsequent activity of the Tau drilling prospect.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At March 31, 2019, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

Other Property

The Company has $43,195 of furniture and fixtures, software and equipment. The majority of the assets were acquired during the Sydson acquisition in January 2017. The accumulated depreciation as of March 31, 2019 is $17,099. Depreciation is being recorded using the straight line method of depreciation.

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

As of March 31, 2019, the Company had 999,199,769 shares of common stock issued and outstanding. January 2019 the Company issued 750,000 shares of common stock to an employee for services totaling $7,650.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Askew, our former chief executive officer and director for over three years, is currently a consultant to the Company. He resigned effective January 3, 2017 and signed a consulting agreement which is discussed in more detail in footnote 10 “Commitments and Contingencies”. As of March 31, 2019, the Company has accrued $910,000 for Mr. Askew’s consulting expenses. This accrual is reported on the balance sheet under current liabilities as “Accrued expenses – related party”.

Mr. Mayell, our current chief executive officer and director effective January 4, 2017, is President of Sydson Energy, Inc. and Managing Partner of the General Partner of Sydson Resources, LP (“Sydson”). Since the Sydson acquisition on January 4, 2017, Sydson and Mr. Mayell have paid invoices on behalf of the Company and advanced loans to the Company. On August 11, 2017, the Company signed a note payable agreement with Sydson for $70,000. Also on August 11, 2017, the Company signed a note payable agreement with Mr. Mayell for $47,000 which represents some of the advances Mr. Mayell made to the Company. The note payable balances as of March 31, 2019 are $23,667 to Sydson and $47,000 to Mr. Mayell as discussed further in Note 8. The accrued interest on these notes as of March 31, 2019 is $421 payable to Sydson and $1,175 payable to Mr. Mayell. On April 8, 2019 the remaining balance on this $70,000 note payable and the accrued interest was paid to Sydson.

During the three months ended March 31, 2019, the Company has paid Mr. Mayell $72,598, Sydson Energy $10,895 and Sydson Resources, LP $55,097 toward the accrued interest balances.

As discussed in Note 8, the Company owes Sydson Resources, LP $250,000 on a note related to the acquisition of Sydson assets. The accrued interest on this note is $6,302 as of March 31, 2019.

Also discussed in Note 8, Mr. Mayell and JTB Energy LLC, a company managed by Mr. Mayell, have each loaned the Company $250,000. As of March 31, 2019, the balance on the notes total $472,000. The accrued interest on these notes total $52,356 as of March 31, 2019.

Also discussed in Note 8, Mr. Mayell loaned the Company amounts of $170,000 and $50,000 for a total of $220,000 during October 2017. The accrued interest on these notes payable total $5,500 as of March 31, 2019.

Also discussed in Note 8, during December 2017, the Company received a loan of $50,000 from a shareholder. The accrued interest on this note totals $1,250 as of March 31, 2019.

Also discussed in Note 8, during March 2019, the Company received a loan of $80,000 from a shareholder/employee. The accrued interest on this note totals $602 as of March 31, 2019.

Listed below is a table summarizing the amounts owed to Mr. Mayell and his related parties.

Name of Related Party	Original Amount	Amount repaid	Balance owed 3/31/19	Accrued Interest	Total owed	Interest rate	Convertible into Shares of Stock
Mr. Michael Mayell	686,630	(197,630)	489,000	12,225	501,225	10%	Yes
Sydson Energy, Inc.	363,116	(339,449)	23,667	421	24,088	10%	Yes
Sydson Resources, LP	381,300	(131,300)	250,000	6,302	256,302	10%	Yes
JTB Energy, LLC	250,000	0	250,000	46,806	296,806	10%	Yes
Total	$1,681,046	($668,379)	$1,012,667	$65,754	$1,078,421

NOTE 7 - NOTES PAYABLE

The Company financed the current year insurance premiums and that note has a balance of $3,947 as of March 31, 2019. This note is reported as “Notes payable” under current liabilities on the balance sheet.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

In connection with the Sydson asset acquisition, part of the consideration was an unsecured $250,000 note payable to Sydson due March 1, 2017. The note was amended effective March 23, 2017 to extend the due date to January 1, 2019 and to charge a fixed rate of 10% interest on the note. During January 2019, the due date was extended to January 1, 2020 and the note was amended to allow for the conversion of the note into shares of common stock. During the outstanding period, the note is convertible at the option of the Sydson up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The balance of $250,000 is included in “Convertible Notes payable-related party” under current liabilities on the balance sheet.

During April 2017, the Company received a loan of $125,000 from Mr. Mayell and a loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the majority of the offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. The notes are reported as “Convertible notes payable – related party” under current liabilities on the balance sheet. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share. During June 2018 the Company paid $18,000 on one of Mr. Mayell’s notes payable, leaving a balance of $107,000 as of June 30, 2018. During July 2018 the Company paid an additional $10,000 on this note payable leaving a balance of $97,000 as of March 31, 2019.

During June 2017, the Company received an additional loan of $125,000 from Mr. Mayell and an additional loan of $125,000 from JTB Energy, LLC. Both loans are secured by a 5% interest in the majority of the offshore leases, all payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. The notes are reported as “Convertible notes payable – related party” under current liabilities on the balance sheet. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During August 2017, the Company converted a portion of the accounts payable balances owed to Sydson and Mr. Mayell to note payable agreements, charging interest at 10% per annum. Both Sydson and Mr. Mayell had advanced money to the Company and paid invoices on behalf of the Company. The Company converted $70,000 into a note payable to Sydson and $47,000 into a note payable to Mr. Mayell. The notes are reported as “Convertible notes payable – related party” under current liabilities on the balance sheet. The notes are convertible up to the outstanding principal and accrued interest into common shares at $0.02 per share.

During October 2017, the Company received loans of $170,000 and $50,000 from Mr. Mayell. Both loans are secured by a 5% interest in the majority of the offshore leases, payable upon demand with interest rates of 10% per annum. During the outstanding period, the notes are convertible at the option of the investor up to the outstanding principal and accrued interest into common shares at $0.02 per share. These loans are reported as “Convertible notes payable – related party” under current liabilities on the balance sheet.

During December 2017, the Company received a loan of $50,000 from a shareholder. The note and interest is due January 1, 2020 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under current liabilities on the balance sheet.

During March 2019, the Company received a loan of $80,000 from a shareholder/employee. The note carries an interest rate of 10% per annum. The note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.02 per share. The note is reported as “Convertible Notes Payable – related party” under current liabilities on the balance sheet.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At March 31, 2019, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

NOTE 11 – STOCK-BASED INCENTIVE PLAN

At the September 6, 2018 annual meeting, the stockholders approved the adoption of the Texas South Energy, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), effectively July 28, 2018. The 2018 Plan authorizes the issuance of 100,000,000 share of common stock prior to its expiration on July 28, 2028. Incentives under the 2018 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or performance stock awards which are valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of March 31, 2019, no awards were granted.

 NOTE 12 – ASSET RETIREMENT OBLIGATIONS

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

Asset Retirement Obligations	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018

Balance, beginning of quarter	$40,380	$--
Liabilities recorded	--	--
Accretion expense	3,252	--
Balance, end of quarter	43,632	--
Less: Current portion	--	--
Long-term portion	$43,632	$--

NOTE 13 - SUBSEQUENT EVENTS

On April 8, 2019 the remaining balance of $23,667 on the $70,000 note payable to Sydson Energy, Inc. and the accrued interest of $473 were paid.

During April and May 2019 the Company paid Mr. Mayell the principal balance of the $50,000 note payable dated October 2017.

During April and May 2019 the Company paid Mr. Mayell $10,500 of the principal balance of the $47,000 note payable dated August 2017.

As of April 30, 2019, Texas South Energy, Inc. (the “Company”) has received a Default Notice and Demand for Payment under the terms of its joint operating agreement with GulfSlope Energy, Inc. (“GulfSlope”) and Delek GOM Investments, LLC as a result of its payment failure of $2,870,183 due as of April 18, 2019 with respect to drilling the Tau Prospect in the Gulf of Mexico Outer Continental Shelf. GulfSlope, the operator of the Tau Prospect, previously informed the Company on February 12, 2019 of an event of default with respect to the payment failure of $1,299,229, which amount is included in the $2,870,183 amount due as of April 18, 2019. The Company filed a Form 8-K on May 6, 2019 with respect to this event.

On May 13, 2019 GulfSlope provided an update on drilling the Tau Prospect on Ship Shoal blocks 336 and 351. Their press release stated that they had elected to abandon this well due to various factors but that they may re-enter at a later time. As a result of the well performance, the Company has recognized impairment expense of $1,778,000 of the drilling costs as of March 31, 2019.

On May 15, 2019, the Company received a loan of $50,000 from a shareholder. The note and interest is due May 14, 2020 with an interest rate of 10% per annum. During the outstanding period, the note is convertible at the option of the investor up to the outstanding principal and unpaid interest into common shares at $0.01 per share.

On May 16, 2019 the Company was authorized to issue 10,000,000 shares of its common stock to a company for services rendered, however the shares have not yet been issued as of the date of this report.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited financial statements and notes thereto for the three months ended March 31, 2019 and 2018, and with our audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K (the “2018 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report.

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

Under the terms of the Agreement, the Parties have committed to initially drill two of the Company’s prospects in Phase I (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will thus retain a 5% working interest while paying 2% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company $405,000 upon the filing of each exploration plan with BOEM and/or BSEE on a Prospect in each Phase. During March 2018 Delek made its first payment of $405,000 to the Company as the initial plan was filed. Delek made a second payment of $405,000 to the Company during May 2018. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. GulfSlope will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Company’s common stock preceding the acquisition. This option will expire on January 8, 2020. The Company has not recorded any cost associated with the option due to the future performance obligation of Delek. If Delek meets the obligation and exercises its option the Company will record the option value at that time as an increase to Oil and Gas Properties. The likelihood of Delek exercising its options to purchase shares of the Company’s common stock will be dependent on the drilling results from Phase 1 and the Company’s operating results which will affect the price of the Company’s common stock. We currently do not anticipate Delek fully exercising this option before the expiration date. At March 31, 2019, the potential value of issuing 20% of our outstanding stock is approximately $5,800,000. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

At the beginning of September 2018, the Company and the other working interest owners began drilling operations at the Tau Prospect on Ship Shoal Blocks 336 and 351 offshore Louisiana. The well, OCS-G 36121 #1, is planned to test Miocene reservoirs beneath thick salt sheets in approximately 300’ of water depth. Operated by GulfSlope, the well is currently drilling below 14,500’ to an expected total depth below 16,500’ TVD. As a result of drilling difficulties on the well there have been substantial cost over-runs to date which the Company has not yet fully funded. As of April 30, 2019, Texas South Energy, Inc. (the “Company”) has received a Default Notice and Demand for Payment under the terms of its joint operating agreement with GulfSlope Energy, Inc. (“GulfSlope”) and Delek GOM Investments, LLC as a result of its payment failure of $2,870,183 due as of April 18, 2019 with respect to drilling the Tau Prospect in the Gulf of Mexico Outer Continental Shelf. GulfSlope, the operator of the Tau Prospect, previously informed the Company on February 12, 2019 of an event of default with respect to the payment failure of $1,299,229, which amount is included in the $2,870,183 amount due as of April 18, 2019. The Company filed a Form 8-K on May 6, 2019 with respect to this event. The Company’s share of the original AFE to drill to 29,800’ MD was approximately $800,000. Drilling of the Tau Prospect continues which will result in further amounts owed by the Company to GulfSlope, however on May 13, 2019 GulfSlope announced that they had abandoned the well in a manner that would allow for re-entry at a later time. As a result of that announcement, the Company recorded $1,778,000 of impairment related to the Tau prospect. The operating agreement grants a lien and security interest on the Company’s interest in the leases comprising the Tau Prospect, and grants to the operator the right to pursue foreclosure of the lien and security interest. The Company is using its best efforts to raise capital to fund its obligations under the operating agreement with GulfSlope regarding the drilling of the Tau Prospect. If the Company fails to raise needed capital and foreclosure is pursued and is successful, this could result in a loss of all of the Company’s rights in the Tau Prospect.

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

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of $185,169 and a working capital deficit of $6,407,366. Our accumulated deficit from inception (March 15, 2010) to March 31, 2019 was $18,367,028. For the three months ended March 31, 2019, our net loss of $2,379,524 was mostly funded by loans and payments from working interest owners. During the three months ended March 31, 2019, our cash position decreased by $1,316,597 as a result of no sales of common stock during the quarter and the payment of our expenses.

January 2019, we issued 175,000 shares of common stock to an employee for services rendered.

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

Results of Operations for the Three months Ended March 31, 2019 compared to the Three months ended March 31, 2018

We earned revenue of $0 during the three months ended March 31, 2019 and 2018. Workover expenses for $37,221 were recorded during the three months ended March 31, 2019 and zero for the three months ended March 31, 2018. Impairment expense of $1,778,000 was recorded during the three months ended March 31, 2019 and zero for the three months ended March 31, 2018. General and administrative expenses were $530,721 ($338,718 non-cash) for the three months ended March 31, 2019, compared to $597,427 ($331,068 non-cash) for the three months ended March 31, 2018. Interest expense was $28,330 for the three months ended March 31, 2019, compared to $48,382 for the three months ended March 31, 2018.

We had a net loss of $2,379,524 for the three months ended March 31, 2019, compared to $637,486 for the three months ended March 31, 2018.

The basic and diluted loss per share for the three months ended March 31, 2019 and 2018 was $(0.00).

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, our exposure to market risk is limited. We do not expect unfavorable changes in concentration of credit risk and interest rates impacting our current balances as of March 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued shares of stock that were not reported on a Current Report on Form 8-K or in Part II, Item 5 of the Annual report on Form 10-K, as follows.

January 2019 the Company issued 750,000 shares of common stock to an employee for services totaling $7,650.

On May 16, 2019 the Company was authorized to issue 10,000,000 shares of its common stock to a company for services rendered, however the shares have not yet been issued as of the date of this report.

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

TEXAS SOUTH ENERGY, INC.

Date: May 20, 2019	By:	/s/ Michael J. Mayell
Michael J. Mayell
Chief Executive Officer and Principal Financial Officer